Form 10-K
period 2024-12-31
APTARGROUP, INC.
filed 2025-02-07
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
Yes ☐
No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2024 was $9,392,860,942.
The number of outstanding shares of common stock, as of February 3, 2025, was 66,495,293 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2025 are incorporated by reference into Part III of this report.

AptarGroup, Inc.
FORM 10-K
For the Year Ended December 31, 2024

i/ATR	2024 Form 10-K

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
Our business was started in the late 1940’s, manufacturing and selling aerosol valves in the United States, and has grown primarily through acquisitions and organic growth. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as “AptarGroup,” “Aptar” or the “Company.”.
We have manufacturing facilities located throughout the world including North America, Europe, Asia and Latin America. We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 4% of our 2024 Net Sales.
Consumers’ and patients' preferences for convenience and product differentiation through drug delivery and packaging design and function are important to our customers and they have converted many of their packages from non-dispensing formats to dispensing systems that offer enhanced shelf appeal, ease of use, convenience, cleanliness and accuracy of dosage. We design our products with both people and the environment in mind. Many of our product solutions for the beauty, personal care, home care, food and beverage markets are recyclable, reusable or made with recycled content and we expect to launch the first fully recyclable pharmaceutical nasal spray.
We partner with our customers by providing innovative solutions and end market expertise. While we offer a wide variety of services and products, our primary products are dispensing pumps, closures, aerosol valves, elastomeric primary packaging components, active material science solutions and digital health solutions.
Dispensing pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. The style of pump used depends largely on the nature of the product being dispensed, from small, fine mist pumps used with pharmaceutical products and perfume, to lotion pumps for more viscous formulas.
Closures are primarily dispensing closures, but to a lesser degree can include non-dispensing closures. Dispensing closures are plastic caps that allow a product to be dispensed without removing the cap from the container.
Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are continuous spray valves or metered dose valves.
We also manufacture and sell elastomeric primary packaging components. These components are used in the injectables market and the products include stoppers for vials, antibiotic, lyophilization and diagnostic vials. Our elastomeric components also include pre-filled syringe components, such as plungers, needle shields, tip caps and components for cartridges.
We specialize in active material science innovations for the healthcare and pharmaceutical industries. Leveraging our proprietary highly engineered active polymer technologies, we enable enhanced mitigation of impurities and degradation, product stability, shelf life, and performance from medical device and drug delivery, to food protection applications.
Our digital health solutions aim to improve patients' treatment experience and outcomes. We leverage companion and regulated software solutions, connected devices and diagnostic tools that support patients to manage their disease, as well as enable care teams to remotely monitor the health of the patients when needed. Available as standalone or as a fully integrated offering in our existing range of drug delivery solutions, we have digital health solutions covering a wide range of therapeutic areas including, but not limited to, pulmonary, oncology, neurology, diabetes, immunology and rare disease.
During 2024 and 2023, we acquired and invested in several companies to strengthen and broaden our portfolio:
–October 2024 - We acquired 40% of the equity interests in Ningbo Jinyu Technology Industry Co., Ltd., doing business as Goldrain, (referred to herein as "Goldrain") for approximately $99 million.
–March 2023 - We acquired 100% of the outstanding capital stock of iD SCENT for approximately $9.4 million (net of $1.4 million cash acquired). iD SCENT offers fully recyclable sampling solutions for perfume and cosmetics.
–March 2023 - We acquired 80% of the equity interests in Gulf Closures W.L.L. ("Gulf Closures") for approximately $1.5 million (net of $1.2 million cash acquired). The acquisition of Gulf Closures allows us to transfer some production to the Middle East and free up capacity in Germany while helping us to establish a foothold in emerging markets.

1/ATR	2024 Form 10-K

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
Focus on Organic Growth with an added focus in high growth regions: We are focused on profitable growth by leveraging capabilities, assets, capacity and by sharing technologies across segments. We seek to maximize our return on investments while focusing on the top and bottom lines.
Focus on Talent and Leadership: Execution of our strategy requires a talented, motivated, diverse, global team. We have continued to focus on talent acquisition and development strategies designed to ensure our teams have the right skills to execute our strategy.
Excellence in Core Business Functions: We have developed three pillars of functional excellence designed to ensure we perform at best in class levels in the core functions of any manufacturing operations, namely “innovate,” “produce” and “sell,” and that our business teams are supported in the areas of Innovation, Operations and Commercial Excellence.
Focus on Managing Fixed Costs and Improving our Return on Invested Capital: We strive to manage selling, research & development and administrative ("SG&A") costs and overall fixed costs by leveraging our Global Business Service Centers, while improving our return on invested capital throughout the business. The key concepts are simplification, centralization, standardization and automation. Our goal is to create a more efficient structure to leverage as our businesses continue to grow, without adding significant costs. This is designed to help ensure our margins improve as the business grows.
Acquisitions and Partnerships: We will continue to focus on growing the Company through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings.
Facilitating the execution of our strategy are our core values, which dictate how we interact internally and externally with our employees, customers, suppliers and all stakeholders.
DESCRIPTION OF OUR REPORTING SEGMENTS
INFORMATION ABOUT SEGMENTS
Effective January 1, 2023, we combined all of our closures technologies into one segment, and realigned and renamed two of our three segments. Our reporting segments became: Aptar Pharma, Aptar Beauty and Aptar Closures.
The Aptar Closures business serves multiple markets, including food, beverage, personal care, home care, beauty and healthcare. Aptar's food protection business and our elastomeric flow-control technology business continues to report through the Aptar Closures segment. The realignment has brought us closer to how our customers are structured and operate their businesses.
At the same time, we simplified and focused our Beauty segment to better leverage our complex spray and dispensing solutions for prestige and mass brands in the beauty, personal care and home care markets.
The segment realignment had no impact on our Consolidated Statements of Income, Balance Sheets, and Cash Flows.
These changes have helped us increase our rate of innovation, broaden our market reach, streamline operations, increase effectiveness and raise capital efficiencies. Additionally, we continue to focus on sustainability because leadership in sustainability remains a key differentiator across all of our segments.

2/ATR	2024 Form 10-K

APTAR PHARMA SEGMENT
Our Aptar Pharma segment is our largest segment in terms of net sales and total assets, representing approximately 46% of both our Net Sales and Total Assets for 2024 and accounted for 67% of our Adjusted EBITDA excluding non-allocated corporate costs in 2024. We are a leading supplier of nasal drug delivery spray pumps and metered dose inhaler valves (“MDIs”) to the pharmaceutical and health care markets worldwide and we are an important supplier of elastomer for injectable primary packaging components worldwide. We also provide services designed to accelerate and de-risk the development and regulatory approvals of drugs using drug delivery devices. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) clean room manufacturing environments and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, India, Switzerland and the United States. We believe that providing value-added, convenient drug delivery and dispensing systems will continue to offer opportunities for our business. In addition, we believe there are opportunities for growth in the over-the-counter and generic pharmaceutical categories.
Prescription Drug. Sales to the prescription drug market accounted for approximately 49% of the segment’s total net sales in 2024. Pumps sold to the prescription drug market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Sales of pumps to deliver prescription allergy medicine that is now available over-the-counter remains part of our prescription drug division. Our nasal pumps and unidose and biodose devices are also used to deliver liquid and powder pain management, emergency medicines and central nervous system therapies.
MDIs are used for dispensing precise amounts of aerosolized medication. This technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary route. Currently the majority of our MDIs sold are used for medications for respiratory ailments such as asthma and chronic obstructive pulmonary disease (COPD).
We continue to develop proprietary drug delivery systems and accessories in this division. While we expect that these types of new products will come to market in the future, it is difficult to estimate when, as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers that use our proprietary drug delivery systems.
Consumer Health Care. Sales to the consumer health care market accounted for approximately 22% of the segment’s total net sales in 2024. Many product applications for this market are similar to the prescription market proprietary drug delivery systems; however, these product applications are sold over-the-counter without a prescription. Typical consumer health care spray product applications include nasal decongestants, nasal salines and cough and cold products. Typical consumer health care valve product applications include nasal saline using our bag-on valve technology. We have developed a multi-dose dispensing device suitable for ophthalmic formulations. Other products sold to this market include airless pump systems for dermal drug delivery product applications. We continue to see trends toward more child resistant and senior-friendly packaging solutions and have developed products to meet these market needs.
Injectables. Sales to the injectables market accounted for approximately 17% of the segment’s total net sales in 2024. Injectables are elastomeric primary packaging components that assist with the administration of injected medicines. Injectable products offered include stoppers for vials and pre-filled syringe components, such as plungers, rigid needle shields, tip caps and plungers for cartridges. Our recent capital investment commitments in this business have enabled us to bring to market a broader offering of higher value products including coated stoppers and plungers (PremiumCoat®) which better protect the contents of the primary packaging container and the integrity of biologic formulations. Pharmaceutical applications for this market include vaccines, anti-thrombotic, small molecules, GLP-1 and biologics.
Active Material Science Solutions. Sales of active material science solutions products accounted for approximately 11% of the segment’s total net sales in 2024. Our three-phase Active-Polymer™ technology solution is used to protect oral solid dose drugs, medical devices, diabetes test strips, diagnostics, and probiotics vials as well as wearable continuous glucose monitors. It can be engineered to absorb moisture, emit aromas, reduce pathogens, or scavenge odor, oxygen or volatile organic compounds.
Digital Health Solutions. Sales to the digital health market accounted for approximately 1% of the segment's total net sales in 2024 and are expected to increase in the future as we expand the division's platform for services provided. The digital health solutions we provide improve patients' treatment, experience and outcomes. We leverage connected devices, diagnostics and digital therapeutic tools that support patients in managing their disease as well as enable care teams to remotely monitor the health of the patients when needed. Available as standalone or as a fully integrated offering in our existing range of drug delivery solutions, we have digital health solutions covering a wide range of therapeutic areas including, but not limited to, pulmonary, oncology, diabetes, immunology and neurology.
APTAR BEAUTY SEGMENT
Our Aptar Beauty segment is our second largest segment in terms of net sales and total assets, representing 34% and 31% of our Net Sales and Total Assets, respectively, for 2024 and accounted for 19% of our Adjusted EBITDA excluding non-allocated corporate costs in 2024. The Aptar Beauty segment sells a broad variety of pumps, airless systems and valves to the fragrance, color cosmetics, facial skincare, personal care and home care markets. We believe we are a leading supplier for the majority of the products we sell primarily to the beauty markets.

3/ATR	2024 Form 10-K

Fragrance, facial skincare, color cosmetics. Sales to these markets accounted for approximately 61% of the segment’s total net sales in 2024. The fragrance, facial skincare, and color cosmetics markets require a broad range of spray and lotion pumps and sampling dispensing systems to meet functional needs and aesthetic preferences of our customers. A considerable amount of research and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the fragrance, facial skincare and sampling sectors. Packaging for certain products such as natural and organic cosmetics, dermo-cosmetic formulas and anti-aging lotions continue to provide us with growth opportunities. We are a leading provider of packaging solutions for prestige and mass market fragrance products and indie brands. Our cosmetic lotion pumps, airless dispensing systems, and decorative capabilities are also expected to provide growth opportunities.
Personal Care. Sales to the personal care market accounted for approximately 35% of the segment’s total net sales in 2024 and primarily included sales of lotion pumps, spray pumps and continuous spray aerosol valves. Personal care lotion pump product applications include hand sanitizers, hand soaps, bath and shower cleansers and skin moisturizers. Typical spray pump product applications include hair care, body care and sun care products. Personal care continuous spray aerosol valve product applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous spray aerosol valve offerings.
Home Care. Sales to the home care market accounted for approximately 4% of the segment’s total net sales in 2024 and primarily included sales of continuous or metered dose spray aerosol valves, and, to a lesser degree, spray and lotion pumps. Product applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Spray and lotion pump product applications primarily include household cleaners, insect repellent and industrial cleaners.
APTAR CLOSURES SEGMENT
Our Aptar Closures segment accounted for 20% and 17% of our Net Sales and Total Assets, respectively, for 2024 and accounted for 14% of our Adjusted EBITDA excluding non-allocated corporate costs in 2024. We primarily sell dispensing closures.
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
Food. Sales to the food market accounted for approximately 53% of the segment’s total net sales in 2024 and primarily include sales of dispensing closures including those utilizing elastomeric flow-control components, and absorbent and non-absorbent food service trays. Product applications for dispensing closures include sauces, condiments, infant nutrition and other food products. We also leverage our material science technology to sell and further develop packaging solutions to the food service market to enhance the shelf life of those products.
Beverage. Sales to the beverage market accounted for approximately 21% of the segment’s total net sales in 2024 and primarily include sales of dispensing closures including those utilizing elastomeric flow-control components. Sales of dispensing closures to the beverage market have increased over the last several years due to growing consumer demand for convenient packaging solutions, while brands have embraced dispensing closures as a key product differentiator through enhanced functionality, catering on-the-go and single-serve formats. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and concentrated water flavorings.
Personal Care. Sales to the personal care market accounted for approximately 19% of the segment’s total net sales in 2024 and primarily include sales of dispensing closures for standard and custom applications. Hair care, body and facial skin care products in these spaces use dispensing closures to provide convenience, function, and style. Sustainability, e-commerce, and value providing solutions are what we see as the key drivers for growth in these markets.
Other. Sales to the beauty, home care and healthcare markets accounted for approximately 7% of the segment’s total net sales in 2024 and primarily include sales of dispensing closures for dish care, and other products to provide convenience, function, and style.

4/ATR	2024 Form 10-K

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
MANUFACTURING AND SOURCING
The majority of our worldwide production is located outside of the United States. Our philosophy is to produce as much as possible in the region where it will be sold. In order to augment capacity and to maximize internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic and metal components. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins, silicone, rubber and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and developing new, higher margin solutions and increasing selling prices, as allowed by market conditions or contractual commitments. We source certain materials, especially some resins and rubber components for our pharmaceutical segment, from a single source. Significant delays in receiving these components or discontinuance of an approved raw material would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short-term. We believe we have adequate committed safety stock to mitigate any significant supply concerns.
CUSTOMERS
We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 4% of 2024 Net Sales.
INTERNATIONAL BUSINESS
We are geographically diverse with manufacturing and sales operations in Asia, Europe, Latin America (including Mexico) and North America. Europe is our largest region in terms of sales, where sales based on shipped to locations for the years ended December 31, 2024 and 2023 were approximately 49% and 52% of our consolidated sales, respectively. Asia and Latin America when aggregated represented approximately 19% and 18% of our consolidated sales for the years ended December 31, 2024 and 2023, respectively. Although Europe represents the largest region for us in terms of sales, our beauty and pharmaceutical customers often export their finished products using our technology around the world for consumption. We are a net exporter of goods from Europe and a net importer of goods to the North American, Asian and Latin American regions.

5/ATR	2024 Form 10-K

FOREIGN CURRENCY
Because of our international presence, movements in exchange rates have an impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we have foreign exchange exposure to the Chinese yuan, Brazilian real, Argentine peso, Mexican peso, Swiss franc and other Asian, European and Latin American currencies. A strengthening U.S. dollar has a dilutive effect on our financial statements. Conversely, a weakening U.S. dollar relative to foreign currencies has an additive translation effect. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies.
EMPLOYEE AND LABOR RELATIONS
Human Capital. Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resource programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and incentive programs; enhance our culture through efforts aimed at making the workplace more engaging and equitable; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; and evolve and invest in technology, tools and resources to enable employees at work.
As of December 31, 2024, Aptar had approximately 13,500 full-time employees. Of the full-time employees, approximately 8,500 were located in Europe, 2,600 were located in Asia and Latin America and the remaining 2,400 were located in North America. The majority of our European and Latin American employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. The total labor force covered by a collective bargaining agreement represents approximately 55% of the total employee population. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. Higher employee turnover levels or our failure to attract and retain talent in a timely manner could impact our future results.
Employee Well-being & Safety. Employee safety and well-being is a primary focus of Aptar. We are committed to operating our facilities to ensure a safe and healthy workplace for all our colleagues. Our Wellness Wall, internally accessed via our intranet, offers everyday health and well-being practices from around the world, many times contributed by our employees. We have also partnered with external experts and offer live webinars in small group settings focusing on specific health and well-being topics to provide opportunities for small group interaction and offer various options to support health and well-being.
Employee Engagement. At Aptar, we conduct annual employee engagement surveys. We focus on organizational development based on our leadership principles, core values and strategic priorities. Our goal is to ensure that Aptar is well positioned for long-term growth and that we continue to be a high-performing, values-based, customer-focused company, with active commitments to innovation and sustainability. Our periodic employee events at local sites and offices continue to be well received, provide an opportunity for recognition, celebration and a way to continue to enrich our culture.
Employee Development & Leadership Succession. Developing our employees to reach their full potential is an integral part of our core values. We have a strong foundation of learning and development systems and leadership programs offered by our Corporate University. Our leadership programs are targeted at all levels of the organization, from early career to senior leadership globally. Our program offerings also include many specialized programs such as change management, manufacturing and operational leadership, technical skills and others. Aptar also has developed and deployed an integrated talent management system that includes annual talent reviews, succession planning, and individual development planning. A focus on promotions from within provide career growth opportunities for our employees.
Inclusion, Equity & Belonging. We aim to cultivate an open culture founded on fairness and a sense of belonging rooted in our core values of mutual trust and respect. We support and promote the development of women as we aspire for more balanced gender representation. Our Employee Resource Groups which have been evolving over the past years, provide an open and inclusive forum to facilitate exchange and growth for all employees.
Aptar is a participant in the Catalyst CEO Champions for Change and the Gender and Diversity KPI Alliance. Aptar was named on the World's Top Female-Friendly Companies by Forbes for 2024, 2023 and 2022. Aptar was also recognized by Women's Forum of NY for having 50% female board directors. Additionally, SHero has recognized Aptar Greater China as one of the Best Companies for Female Executives for 2024 and 2022.

6/ATR	2024 Form 10-K

COMPETITION
All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities that range from regional to international companies. We expect the market for our products to remain competitive, as our competitors continue to grow both organically and through consolidation and/or changing of ownership in the current economic climate. We believe our competitive advantages include our consistent high levels of innovation, quality, regulatory, customer pharma services, geographic diversity, financial strength and reliability and breadth of products and services. Our manufacturing strength lies in the ability to mold complex plastic components and formulate and finish elastomer and silicone components in a cost-effective manner and to assemble products at high speeds. Our business is capital intensive and it is becoming more important to our customers that we have global manufacturing capabilities though we continue to face meaningful competition from local and regional competitors.
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
ENVIRONMENT & SUSTAINABILITY
Our manufacturing operations primarily involve plastic injection molding, automated assembly processes, elastomer and silicone formulation and finishing and, to a limited degree, metal anodization and vacuum metallization of plastic components. Historically, the environmental impact of these processes has been minimal, and we collaborate with local permitting authorities to ensure we operate responsibly. To date, our manufacturing operations have not been significantly affected by environmental laws and regulations relating to the environment.
Aptar validated science-based targets (SBTs) through the Science Based Targets Initiative (SBTi) for Scope 1, Scope 2 and Scope 3 emissions reductions, as well as a target to increase the renewable electricity used by Aptar. The Scope 1 and Scope 2 targets were set in line with requirements to keep global warming at 1.5° Celsius by 2030. This science-based approach incorporates our own operations and operations within our value chain. In addition, we annually undergo data assurance as part of our sustainability reporting. This assurance process allows for data on consumption of electricity, fuel oil, natural gas and renewable energy purchases to be verified for accuracy and completeness by an external organization. Globally this process is certified to the ISO 14064 standard for energy and greenhouse gas emission reporting.
Compared to our 2019 baseline, Aptar has made progress cutting emissions, and continues efforts to mitigate climate risks and further the low-carbon economy, as reported by the Company through global environmental non-profit CDP's 2024 Corporate Questionnaire. We believe Aptar is a leader on corporate environmental ambition, action and transparency worldwide as proven by our "A" letter grade on the CDP climate change assessment and our "B" letter grade on the CDP water assessment.
There continues to be increased interest and awareness from consumers and our customers in products with environmentally sustainable features, especially through the sourcing of sustainable materials. We are focused on reducing our environmental impacts through product life cycle assessments, sustainable material trials, operational eco-efficiency initiatives and renewable energy sourcing. We have teams dedicated to designing for sustainability by providing products that improve recyclability and use less material. Aptar has launched products and components in North America, Europe and Asia made with PCR resin and continues to explore additional opportunities for alternative resins and recyclable products.
Connecting with other companies through organizations like Ellen MacArthur Foundation’s New Plastics Economy and the World Business Council for Sustainable Development (WBCSD) provides an invaluable opportunity to share best practices and work on larger projects with aligned objectives toward a more circular economy.
In February 2024, Aptar was named one of Barron’s 100 Most Sustainable Companies for 2022, marking the fifth consecutive year Aptar was included on the Barron’s list. In March 2024, Aptar was named to CDP's Supplier Engagement Leaderboard, for the fourth consecutive year, in recognition of our efforts to measure and reduce climate risk within our supply chain. In May 2024, Aptar was named one of America's Climate Leaders 2024 by USA Today. In June 2024, Aptar was named one of TIME Magazine's World's Most Sustainable Companies 2024. In December 2024, Aptar was named one of America's Most Responsible Companies 2025 by Newsweek, marking our sixth year appearing on the list. Additionally, Aptar has held a Platinum Sustainability Rating with EcoVadis since 2021.
Future regulations on environmental matters regarding recycling or material inputs could impact our business.

7/ATR	2024 Form 10-K

GOVERNMENT REGULATION
Certain of our products are directly or indirectly affected by government regulation. In 2022, the United Nations Environment Assembly adopted a resolution mandating the negotiation of an international legally binding instrument to end plastic waste pollution by the end of 2024. The fifth round of these negotiations will, however, continue in 2025. In addition, the European Union ("EU") has adopted a circular economy package. The package maps out a series of actions planned over several years. Some actions have resulted in regulations aimed to reduce marine litter, increase plastic recycling rates, mandate minimum recycled content for plastic packaging, prohibit single-use plastic packaging and introduce new charges in relation to the end-of-life management of packaging. For example, in December 2024, the European Commission adopted the Packaging and Packaging Waste Regulation (“PPWR”) with requirements addressing, among other things, recyclability, recycled content, composability and reusability. In the EU, in other parts of Europe and in parts of the United States (including California), regulations require food and beverage companies to tether plastic caps to ensure the caps stay with the package, thus improving the likelihood the caps will enter the recycling stream. Furthermore, the EU currently restricts certain perfluoroalkyl and polyfluoroalkyl substances ("PFAS") materials and is considering banning the use of these materials more broadly in packaging. Certain states in the United States have also introduced regulations to ban PFAS in packaging. The EU and other states in the United States are also planning new regulations to ban certain PFAS materials used in the packaging industry. The potential exists for these types of regulations to expand worldwide. We have established an innovation team that focuses on designing for and converting into more sustainable options like PCR resin and Food and Drug Administration approved resin alternatives. We are designing for sustainability by providing products that improve recyclability, use sustainable material and use less material, and we offer multiple tethered options. Our new product offerings include: Purity Lite, a mono-material, lightweight, fully-recyclable closure; SimpliCycle, an award winning recyclable valve; Rocket, a sports cap awarded Best in Cap at the 17th Global Water Drinks Congress in 2020, tethered and with no losable component; Future, a mono-material, fully-recyclable pump; APF Futurity, our highly recyclable nasal spray pump; and Mono Micro, our mono-material and fully recyclable airless dispenser. We are also partnering with global and regional thought leaders to drive a more circular economy.
On October 15, 2016, 197 countries adopted an amendment to phase out hydrofluorocarbon ("HFC") propellants in order to reduce greenhouse gas emission under the Montreal Protocol in Kigali, Rwanda. Under the amendment, countries committed to cut the production and consumption of HFC propellants by more than 80% over the next 30 years. This type of propellant is used for pressurized metered-dose inhalers ("pMDI"). The phase down plan has an exemption for pharmaceutical product applications of pMDIs; however, customers are looking for alternative propellants to reduce greenhouse gas emissions. We are working with the suppliers of these alternative propellants and our customers to develop new solutions.
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

8/ATR	2024 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of February 7, 2025 are as follows:

Name	Age	Position with the Company

Stephan Tanda	59	President and Chief Executive Officer
Mr. Tanda has been President and Chief Executive Officer since February 2017. Prior to this, Mr. Tanda was an Executive Managing Board Director at Royal DSM NV, a leading global supplier of ingredients and material solutions for the food, dietary supplement, personal care, medical device, automotive, paint, electronic and bio-material markets, from March 2007 to January 2017.

Vanessa Kanu	47	Executive Vice President and Chief Financial Officer
Ms. Kanu has been Executive Vice President and Chief Financial Officer since January 2025. Prior to this, Mrs. Kanu was CFO designate of the Company from October 2024 to December 2024, Chief Financial Officer of TELUS International, a technology services firm, from 2020 to 2024, and Chief Financial Officer of Mitel Networks Corporation from 2019 to 2020.

Marc Prieur	59	President, Aptar Beauty
Mr. Prieur has been President of Aptar Beauty since December 2019. Prior to this, Mr. Prieur was President of Aptar Food + Beverage from September 2018 to November 2019, VP of Aptar Operational Excellence from June 2017 to August 2018, President EMEA Sales & Operations – Consumer Health Care from June 2013 to June 2017 and President of our Pharma business in Asia from June 2008 to June 2013.

Hedi Tlili	50	President, Aptar Closures
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

Gael Touya	55	President, Aptar Pharma
Mr. Touya has been President of Aptar Pharma since September 2018. Prior to this, Mr. Touya was President of Aptar Food + Beverage from 2016 to August 2018, President of Aptar Food + Beverage Europe from 2012 to 2015 and Business Development Vice President Skin Care and Color Cosmetics from 2010 to 2011.

Xiangwei Gong	55	Executive Vice President, Strategic Group Development Beyond the Current Segments and President, Aptar Asia
Ms. Gong has been Executive Vice President, Strategic Group Development Beyond the Current Segments since January 2025 and President of Aptar Asia since October 2018. Prior to this, Ms. Gong held various leadership positions at Royal DSM for over 22 years. She was President of DSM Hydrocolloids from 2014 to 2018, President Asia of DSM Food Specialties from 2011 to 2014, Vice President of Channel Marketing from 2008 to 2011 and Vice President of Personal Care in DSM North America from 2005 to 2008.

Shiela Vinczeller	61	Chief Human Resources Officer
Ms. Vinczeller has been Chief Human Resources Officer since November 2018. Prior to this, Ms. Vinczeller spent 12 years in Human Resources leadership roles at International Paper, one of the world’s leading producers of fiber-based packaging, pulp and paper.

Kimberly Y. Chainey	49	Executive Vice President, Chief Legal Officer and Corporate Secretary
Ms. Chainey has been Executive Vice President, Chief Legal Officer and Corporate Secretary since July 2020. Ms. Chainey has been Corporate Secretary since January 2021. Prior to this, Ms. Chainey was Vice President and General Counsel at Panasonic Avionics Corporation, a global manufacturer of in-flight entertainment and communications solutions, from January 2019 to July 2020 and Associate General Counsel at Avis Budget Group, a global provider of mobility solutions, from November 2014 to December 2018.

There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

9/ATR	2024 Form 10-K

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
Geopolitical conditions, including trade disputes and acts of war or terrorism, could have a material adverse effect on our operations and financial results. Our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. Such events could make it difficult, impossible or more expensive to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, all of which could adversely affect our business globally or in certain regions. In addition, our customers may export their finished products using our dispensing mechanisms that were sold in other regions and an adverse geopolitical event may impact the sales of our customers’ products and thus indirectly negatively impact the demand for our drug and consumer product dosing, dispensing and protection technologies. Although our business serves 10 end markets and many geographies and we believe our business model, coupled with our global customer base, allows some protection from dependency on any one geographic region, country or even trade route, our global business model may not be successful in insulating our operations from disruptive geopolitical conditions and we do face some risk related to trade policies specific to any country we operate in or to which our customers export their products.
For example, Russia's invasion of Ukraine has created significant regional disruption in addition to global security concerns that together with retaliatory sanctions imposed by the U.S. and other NATO members could have a lasting impact on both regional and global economies. As of December 31, 2024, less than 1% of our consolidated net sales were from Russia and Ukraine; in addition, less than 2% is imported into Russia and Ukraine and therefore the war has not had, and we continue to expect that it would not have a material direct impact to our consolidated results. However, we have experienced indirect impacts on our business, including higher energy and other input costs as well as certain supply chain disruptions, which could materially adversely affect our results of operations and financial condition. In addition, some Aptar products and services are subject to various sanctions regimes, including in the U.S. and the EU, relating to Russia. Although we currently have relevant licenses regarding our products and services, changes in the sanctions regimes without obtaining necessary licenses could adversely affect our operations in Russia and, as a result, our relationship with certain customers.
Additionally, other regional incidents may cause delays in the global supply chain and have the potential to significantly increase shipping costs. At this time, impacts to our business are minimal.
Furthermore, a deterioration in the relationship between the U.S. and other countries which could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations or retaliatory actions, could materially adversely affect our operations and financial condition.

10/ATR	2024 Form 10-K

Significant tariffs or other restrictions imposed on foreign imports by the U.S. and related countermeasures taken by impacted foreign countries could have a material adverse effect on our operations and financial results. If significant tariffs or other restrictions are imposed on foreign imports by the U.S. and related countermeasures are taken by impacted foreign countries, our business, including sales and results of operations, may be adversely affected. In January 2025, during the initial days of President Trump's second term, the U.S. announced the imposition of additional substantial tariffs on imports from various countries, including China, Canada and Mexico, and the subject countries indicated their intention to impose counter measures. If implemented, such tariffs and countermeasures could increase the cost of raw materials and components used in our packaging solutions, disrupt our global supply chain and create additional operational challenges. If further tariffs are imposed on a broader range of imports, or if retaliatory trade measures are enacted by affected countries, we may face higher costs that could require us to raise prices for our products. These factors could reduce demand for our products, result in the loss of customers and harm our competitive position in key markets. Additionally, ongoing trade tensions and uncertainty regarding future trade policies could negatively impact global economic conditions and consumer confidence, further affecting our business performance.
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
Employee retention or labor cost inflation could disrupt our business. Labor cost and availability are subject factors that are beyond our control. As a result, there is no assurance that we will be able to recruit, train, assimilate, motivate and retain employees in the future. The loss of a substantial number of our employees or a prolonged labor dispute could disrupt our business and materially affect our business and operating results. In addition, losing key members of our current management team could make it difficult for us to manage our business and meet our objectives.
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
Customers and consumers are increasingly requesting solutions that can be refilled and reused as the market moves toward more sustainable products. Our competitors' design innovation or ability to provide more sustainable products could have an adverse impact on our business. If we are unable to compete successfully, our market share may decline, which could materially adversely affect our results of operations and financial condition. We must continually introduce new, and enhance existing, products, services and solutions to retain customers and attract new customers. Developing new products, services and solutions is complex, requires significant investment and operational costs and may not be profitable, and our investments in new technologies are speculative and may not yield the expected business or financial benefits.
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

11/ATR	2024 Form 10-K

Our ability to adequately source materials including those from a single supplier or from a single manufacturing location, could adversely impact our ability to deliver our products. We have many suppliers providing materials to our manufacturing sites. In some cases, we source certain materials, especially some resins and rubber components for our Aptar Pharma segment, from a single source. Any disruption in the supply of the materials that we require could adversely impact our ability to deliver products to our customers. Similarly, we have certain components and products that are manufactured at a single location or from a single machine or mold. Any disruption to the manufacturing process could also adversely impact our results, financial position and our ability to deliver products to our customers.
Global health crises, such as the COVID-19 pandemic, have adversely affected our business, and future developments or other global pandemics could cause adverse effects, which may be material. Global health crises could have a material impact on our operations our employees and our customer, which could adversely impact our business, financial condition and results of operations. For example, during 2020 the COVID-19 pandemic adversely affected our sales of products to our prescription pharma customers, due to lower incidences of common illnesses and doctors' appointments, and to our travel and retail beauty business and on-the-go beverage customers. Customer demand across all segments may decrease quickly as a result of future developments related to a health crises, including the extent, duration and severity of outbreaks, the availability, adoption and efficacy of approved vaccines and treatments, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extended in response to outbreaks, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages due to disruptions to our supply chain and distribution channels, delivery delays, increased risk associated with customer payments, increased labor cost and reduced labor availability, and reduced sales and operations, any of which could materially affect our stock price, business prospects, financial condition, results of operations and liquidity.
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
The success or failure of our customers’ products, particularly in the pharmaceutical market, may materially affect our operating results and financial condition. In the pharmaceutical market, the proprietary nature of our customers’ products and the success or failure of their products in the market using our dispensing systems may have a material impact on our operating results and financial condition. We typically work for years modifying our dispensing device to work in conjunction with a customer’s drug formulation. If the customer’s pharmaceutical product is not approved by regulatory bodies or it is not successful on the market, the associated costs may not be recovered.
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
Higher raw material costs and other inputs and an inability to offset these higher costs with price increases may materially adversely affect our operating results and financial condition. The cost of raw materials and other inputs (particularly plastic resin, rubber, metal, anodization costs and transportation and energy costs) are volatile and susceptible to rapid and substantial changes due to factors beyond our control, such as changing economic conditions, currency fluctuations, weather conditions, health crises, political and social instability, acts of war, terrorist activity or other similar events in energy-producing nations, and supply and demand pressures. Raw material costs may continue to increase in the coming years due to market fluctuation and the use of PCR resin for our sustainable product offerings and future market conditions may prevent us from passing these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize savings from our cost reduction programs sufficiently enough to offset the impact of increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.
If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, or if our suppliers engage in a strike or other work stoppage, we could experience a significant disruption of operations. The majority of our employees in Europe and Latin America are covered by collective bargaining arrangements made either at the local or national level in their respective countries. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers or our suppliers engage in a strike or other work stoppage, we could experience a significant disruption of operations, which could have a material adverse effect on our business, operating results and financial position.

12/ATR	2024 Form 10-K

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
If our integration of acquisitions or significant capital investments fail to generate expected returns, our financial performance may suffer. We continue to pursue growth through acquisitions and equity investments, including the recent equity investment in Goldrain. We continue to invest internally in several capacity expansions, if our integration efforts, including unlocking synergies, are unsuccessful we may not realize the full potential of the acquisitions and/or investments and as a result our financial performance may suffer.
Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of critical and confidential information. The satisfactory performance, reliability and availability of our technology infrastructure is critical to our ability to access data and applications. Locally hosted IT as data centers are declining and shutting down and could result in the inability to host our applications without a cloud based solution.
Risks Related to Financial, Legal and Regulatory Matters
We have foreign currency translation and transaction risks that may materially adversely affect our operating results. A majority of our operations are located outside of the United States. Because of this, movements in exchange rates may have an impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the euro, but we have foreign exchange exposure to the Chinese yuan, Brazilian real, Argentine peso, Mexican peso, Swiss franc and other Asian, European and Latin American currencies. A strengthening U.S. dollar has a dilutive effect on our financial statements. Conversely, a weakening U.S. dollar relative to foreign currencies has an additive translation effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. However, there is no guarantee that our hedging strategy will be effective, and the volatility of currency exchange rates may materially affect our operating results.
We have approximately $936.3 million in recorded goodwill at December 31, 2024, and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income. We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows, changes in market conditions, or rising discount rates may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Estimates” in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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

13/ATR	2024 Form 10-K

We are exposed to risks from lawsuits and claims, including product liability claims, as well as investigations, audits and other proceedings, which may result in substantial costs and expenses or interruption of our normal business operations. We are subject to a number of lawsuits and claims that arise in the ordinary course of our business, which include infringement, product liability, commercial, employment, tort, business interruption and other litigation. We are also subject to indemnification claims under various contracts. Further, the failure of our products to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage and robust quality control systems at our facilitates. However, a product liability claim in excess of our insurance coverage or not covered by existing insurance may materially adversely affect our business, results of operations or cash flows.
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
Government regulation on environmental matters, including recycling or environmental sustainability policies could impact our business. Future government regulations mandating the use or limitations of certain materials could impact our suppliers, manufacturing processes or the technologies we use and force faster development and adoption of alternative materials or assets used in the production of our products. For example, the EU and some states in the United States have introduced regulations to ban PFAS materials used in the packaging industry. The potential exists for these types of regulations to expand worldwide. Additionally, any failure to comply with environmental laws could result in claims, investigations, penalties or damages, which could materially adversely affect our reputation, business and results of operations.
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
Interest rate volatility could increase our borrowing costs. As our fixed rate debt obligations become due, borrowings could potentially be under higher, fixed or variable interest rates. As interest rates increase, our debt service obligation on refinanced indebtedness will increase, impacting our results of operations and cash flows.
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

14/ATR	2024 Form 10-K

Beginning in 2024, various countries applied the Income Inclusion and Qualified Domestic Minimum Top-up Tax rules modeled after the Organization of Economic Cooperation and Development model rules on a global minimum tax. These specific actions did not have a material affect on our results for 2024, nor do we expect a material effect on our results for 2025.
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
Our financial performance could be impacted by loss of royalty revenues. We work for years modifying our dispensing device to work in connection with a customer’s drug formulation. As a result of our investment, we from time to time receive royalties from our customers based upon their sales of such product. These contracts typically have a set expiration date. Our inability to renew or replace expiring royalty agreements could have a negative impact on our sales and margins.
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
Market risks, like the increased cost or limited availability of certain raw material inputs for our products, including PCR resins, may impede the production, distribution and sale of certain of our customers' products.
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
Ownership by Certain Significant Stockholders. Based on filings with the SEC as of the date of this report, Aptar has four institutional stockholders who each own between 5% and 11% of our outstanding common stock. None of these stockholders have direct representation on our Board of Directors. If one of these stockholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.
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

15/ATR	2024 Form 10-K

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
Security and data privacy awareness and training is provided to new employees and annually for current Aptar employees, is designed to educate employees on recognizing information security and cybersecurity concerns, how they can help protect the organization and how to inform the cybersecurity team of potential incidents. In addition, Aptar implements stringent processes to oversee and manage risks associated with our third-party providers. As set forth in our Sustainable Purchasing Charter, third-party providers are expected to, among other things, protect personal data and implement security and protection measures in relation thereto. We conduct security assessments of third-party providers before engagement and monitor their compliance with our cybersecurity standards on an ongoing basis. The monitoring includes periodic and ongoing assessments by our Information Security Department. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties. In addition, we maintain cybersecurity insurance as part of our overall insurance portfolio.
Management reports to the Audit Committee on a quarterly basis regarding our information security programs. As part of its oversight responsibilities, the Audit Committee regularly discusses and reviews with management, among other items, Aptar’s compliance and cybersecurity programs. We also periodically test our systems for vulnerabilities and regularly engage third parties to conduct evaluations of our security controls whether through penetration testing, independent audit or consulting on best practices to address new challenges. An independent review of our cybersecurity program has been assessed against the National Institute of Standards and Technology (NIST) cybersecurity framework. In addition, we maintain cybersecurity insurance as part of our overall insurance portfolio.
Our Information Security Department, reports to our Chief Information Security Officer who reports to the Chief Information Officer. This team is comprised of full-time information security professionals, is responsible for the implementation of our cybersecurity strategy, including assessing and managing material risks from cybersecurity threats. Our Chief Information Officer is an experienced information technology professional with 35 years of experience in the industry, including oversight of our cybersecurity department and has a degree in Management Information Systems. Our Chief Information Security Officer regularly informs our Chief Information Officer and Chief Financial Officer of any cybersecurity risks and incidents. Our Chief Financial Officer is responsible for oversight of our response to cybersecurity incidents, as appropriate. In addition, our executive management discusses cybersecurity issues quarterly.
Aptar has a detailed incident response plan that provides the process and workflow of communication for escalation of incidents to executive leadership to determine if there is a breach that would warrant further action. We also have a cyber incident materiality committee, which is a cross functional team that includes various departments across the Company including Finance, Public Relations, Accounting/Controller, Legal and the Chief Information Security Officer. Our Information Security Department, in conjunction with the cyber incident materiality committee, review each incident under our materiality framework to assess whether further escalation and reporting is required and if the incidents could constitute a material breach. Periodically, our incident response team participates in a tabletop exercise or cybersecurity preparedness led by a third-party incident response provider.
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

16/ATR	2024 Form 10-K

ITEM 2. PROPERTIES
We lease or own our principal offices and manufacturing facilities. None of the owned principal properties is subject to a lien or other encumbrance material to our operations. We believe that existing operating leases will be renegotiated as they expire, will be acquired through purchase options or that suitable alternative properties will be leased on acceptable terms. We consider the condition and extent of utilization of our manufacturing facilities and other properties to be generally good, and the capacity of our plants to be adequate for the needs of our business. We manufacture products in 49 locations, with 14 of those facilities serving two segments and two serving all three of our segments as of December 31, 2024. The locations of our manufacturing facilities, by geographic region/country, are set forth below:

Geographic Region/Country	Number of Manufacturing Facilities	Aptar Pharma Manufacturing Facilities	Aptar Beauty Manufacturing Facilities	Aptar Closures Manufacturing Facilities
France	11	6	7	0
Germany	6	4	4	1
Rest of Europe/United Kingdom	7	2	2	4
North America	9	5	3	5
Latin America	7	1	6	2
China	5	3	2	4
Other Asia/Middle East	4	1	2	3
Total	49	22	26	19
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

17/ATR	2024 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT’S COMMON EQUITY
Our common stock is traded on the New York Stock Exchange under the symbol “ATR”. As of February 3, 2025, there were 143 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
DIVIDENDS
On January 23, 2025, our Board of Directors declared a quarterly cash dividend of $0.45 per share of common stock, which will be paid on February 26, 2025 to stockholders of record as of February 5, 2025. During 2024, we paid $114.1 million in dividends to stockholders. While we expect to continue to pay a regular quarterly dividend of $0.45 per share in 2025, the timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit facility, applicable law and other factors that the Board of Directors considers relevant.
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2024, the Plan purchased 2,024 shares of our common stock on behalf of the participants at an average price of $158.87 per share, for an aggregate amount of approximately $322 thousand. The Plan sold 9,100 shares of our common stock on behalf of the participants at an average price of $163.67 per share, for an aggregate amount of $1.5 million. At December 31, 2024, the Plan owned 101,617 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 10, 2024 a new share purchase authorization of up to $500 million of common stock was authorized. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the fourth quarter of 2024, we repurchased approximately 218 thousand shares for approximately $37.3 million.
The following table summarizes our purchases of our securities for the quarter ended December 31, 2024:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

10/1 - 10/31/24	27,200	$169.15	27,200	$495.4
11/1 - 11/30/24	136,000	171.93	136,000	472.0
12/1 - 12/31/24	54,400	171.89	54,400	462.7
Total	217,600	$171.57	217,600	$462.7

18/ATR	2024 Form 10-K

SHARE PERFORMANCE
The following graph shows a five year comparison of the cumulative total stockholder return on our common stock as compared to the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index and to an index of peer group companies we selected. The companies included in the peer group are: Albemarle Corporation, Ashland Inc., Berry Global Group, Inc., Catalent, Inc. (included until December 17, 2024, when the company was taken private), CCL Industries Inc., Enovis Corporation, ICU Medical, Inc., Ingredion Inc., International Flavors & Fragrances, Inc., McCormick & Company, Inc., Perrigo Company plc, Revvity, Inc., Sealed Air Corporation, Sensient Technologies Corporation, Silgan Holdings, Inc., Sonoco Products Company, Stericycle, Inc., STERIS plc, Teleflex Inc. and West Pharmaceutical Services, Inc. The peer group is consistent with the peer companies used by the Management Development and Compensation Committee of our Board of Directors (“MD&C Committee”) in connection with certain aspects of our executive compensation programs. The MD&C Committee selected companies that (i) compete with Aptar for market share, operate in similar industries (e.g., packaging, specialty chemicals, specialty materials) and are based in the U.S.; (ii) provide similar intermediate products (e.g., structured materials, packaging, closures, spray products) to similar end-use markets (e.g., consumer, beauty, home, pharmaceutical, medical, healthcare, food, beverage); (iii) fall within a reasonable range of Aptar's size and scale based on several factors (e.g., revenue, assets, invested capital, number of employees, market capitalization); (iv) earn a considerable amount of their revenue outside of the U.S.; (v) appear to be valued like Aptar by the stock market based on their market capitalization to revenue versus Aptar’s; and (vi) compete with Aptar for senior executive talent (companies Aptar potentially would recruit senior talent from, and possibly lose senior talent to).
Comparison of 5 Year Cumulative Stockholder Returns

$250
$200
$150
$100
$50
$0

	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24
AptarGroup	100	119.87	108.44	98.75	112.48	144.64
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
Peer Group	100	124.16	154.29	114.66	108.26	108.24

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 6. [RESERVED]

19/ATR	2024 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts or as otherwise indicated)
The objective of the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to help the reader understand the financial condition and results of operations of AptarGroup, Inc. from management's perspective. MD&A is presented in seven sections: Overview, Results of Operations, Liquidity and Capital Resources, Recently Issued Accounting Standards, Critical Accounting Estimates, Operations Outlook and Forward-Looking Statements. MD&A should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
In MD&A, “we,” “our,” “us,” “AptarGroup,” “AptarGroup, Inc.”, “Aptar” and the “Company” refer to AptarGroup, Inc. and its consolidated subsidiaries.
OVERVIEW
GENERAL
Aptar is a global leader in the design and manufacturing of a broad range of drug delivery, consumer product dispensing and active material science solutions and services for the pharmaceutical, beauty, personal care, home care, food and beverage markets. Using proprietary design, engineering, science and insights or understanding of the end-user to create dispensing, dosing and protective technologies for many of the world's leading brands, Aptar in turn makes a meaningful difference in the lives, health, well-being and homes of millions of patients and consumers around the world.
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
2024 HIGHLIGHTS
•Reported and core sales grew 3%, with annual sales of $3.6 billion, driven by favorable product mix and volume growth
•Delivered 30% diluted earnings per share growth and achieved 18% adjusted earnings per share growth
•Net income grew 32% to $375 million
•Net cash provided by operations increased 12% and free cash flow increased 40%
•2024 was our 31st consecutive year of paying an annually increasing dividend

20/ATR	2024 Form 10-K

RESULTS OF OPERATIONS
The following table sets forth the Consolidated Statements of Income and the related percentages of net sales for the periods indicated. Refer to Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding Results of Operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Year Ended December 31,	2024		2023
	Amount in Thousands $	% of Net Sales	Amount in Thousands $	% of Net Sales

Net sales	$3,582,890	100.0%	$3,487,450	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	2,227,381	62.2	2,224,051	63.8
Selling, research & development and administrative	582,226	16.3	565,783	16.2
Depreciation and amortization	263,784	7.3	248,593	7.1
Restructuring initiatives	13,002	0.4	45,004	1.3
Operating income	496,497	13.8	404,019	11.6
Interest expense	(43,898)	(1.2)	(40,418)	(1.2)
Other (expense) income	17,166	0.5	11,224	0.3
Income before income taxes	469,765	13.1	374,825	10.7
Net Income	$374,178	10.4%	$284,176	8.1%
Effective tax rate	20.3%		24.2%
Adjusted EBITDA margin (1)	21.6%		20.3%

(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
NET SALES
For the year ended December 31, 2024, reported net sales increased 3% to $3.58 billion from $3.49 billion a year ago. The average U.S. dollar exchange rate remained fairly consistent compared to the euro and other major currencies in which we operate, resulting in no currency translation impact during 2024. There was no significant impact from our acquisitions on our consolidated net sales during 2024. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, also increased by 3% in 2024 compared to 2023. Volume growth, especially for products in our prescription, material sciences and home care applications, had a positive impact on our core sales during 2024.

Year Ended December 31, 2024	Aptar Pharma	Aptar Beauty	Aptar Closures	Total

Reported Net Sales Growth	8%	(3)%	2%	3%
Currency Effects (1)	—%	—%	1%	—%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	8%	(3)%	3%	3%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

Years Ended December 31,	2024	% of Total	2023	% of Total

Domestic	$1,145,490	32%	$1,051,132	30%
Europe	1,769,868	49%	1,805,725	52%
Other Foreign	667,532	19%	630,593	18%

21/ATR	2024 Form 10-K

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Our cost of sales (“COS”) as a percentage of net sales decreased to 62.2% in 2024 compared to 63.8% in 2023. Our COS percentage was positively impacted by an improved mix of our higher-margin pharma services and product sales compared to the same period in 2023. We also benefited from improved operational performance and cost management initiatives, which more than offset an increase in input costs.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our selling, research & development and administrative expenses (“SG&A”) increased approximately 3% or $16.4 million to $582.2 million in 2024 compared to $565.8 million in 2023. Excluding changes in foreign currency rates, SG&A increased by approximately $18.1 million compared to the prior year. Of this increase, $0.4 million relates to incremental SG&A costs in 2024 due to our acquisitions of iD SCENT and Gulf Closures. Improvements from our overhead cost management initiatives during 2024 were offset by increased investment in research and development, particularly in pharma, to support our innovation and higher non-cash stock-based compensation expense. SG&A as a percentage of net sales increased to 16.3% in 2024 compared to 16.2% in the prior year.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense increased approximately 6% or $15.2 million to $263.8 million in 2024 compared to $248.6 million in 2023. Excluding changes in foreign currency rates, depreciation and amortization expense increased by approximately $16.1 million compared to the prior year. Approximately $0.3 million of this increase is due to our acquisitions of iD SCENT and Gulf Closures. The majority of the remaining increase relates to higher capital spending during the prior years to support our growth strategy, including new manufacturing facilities commencing production during 2024. Depreciation and amortization as a percentage of net sales increased to 7.3% in 2024 compared to 7.1% in the prior year.
RESTRUCTURING INITIATIVES
For the years ended December 31, 2024 and 2023, we recognized $13.0 million and $45.4 million, respectively, of restructuring costs related to our initiative to better leverage our fixed cost base through growth and cost reduction measures. The cumulative expense incurred as of December 31, 2024 was $64.7 million.
Restructuring costs for the years ended December 31, 2024 and 2023 are as follows:

Year Ended December 31,	2024	2023
Restructuring Initiatives by Plan:
Optimization initiative	$13,019	$45,445
Prior year initiatives	(17)	(441)
Total Restructuring Initiatives	$13,002	$45,004

Restructuring Initiatives by Segment
Aptar Pharma	$589	$4,852
Aptar Beauty	8,041	20,683
Aptar Closures	3,835	17,927
Corporate & Other	537	1,542
Total Restructuring Initiatives	$13,002	$45,004
OPERATING INCOME
Operating income increased approximately $92.5 million or 23% to $496.5 million in 2024 compared to $404.0 million in 2023. Excluding changes in foreign currency rates, operating income increased by approximately $91.6 million in 2024 compared to 2023. Strong sales growth from our Pharma segment along with our lower COS percentage and lower restructuring costs drove the improvement in 2024. Operating income as a percentage of net sales increased to 13.8% in 2024 compared to 11.6% for the prior year.
INTEREST EXPENSE
Interest expense increased by $3.5 million in 2024 to $43.9 million compared to $40.4 million in 2023. During 2024, we refinanced more than $370 million of private placement debt having interest rates between 1.2% and 3.5% and entered into a new term loan and revolving credit facility borrowings having current variable interest rates between 3.8% and 6.6%.

22/ATR	2024 Form 10-K

NET OTHER INCOME
Net other income increased $5.9 million to $17.2 million in 2024 compared to $11.2 million in 2023. Interest income increased by $7.7 million due to increased cash flow generated from operations and therefore higher interest earned on cash deposits. This increase, along with the $0.3 million increase due to changes in the fair value of our PureCycle investment, more than compensated for the $2.1 million lower contribution from our equity results from affiliates.
Also included in Net Other Income is miscellaneous income, which predominately consists of changes in foreign currency and pension expenses. During 2024, we realized a $5.3 million positive impact from foreign currency and a $2.0 million positive impact from changes in pension expense when compared to 2023. The positive impact from foreign currency is mainly due to $2.4 million of foreign exchange losses related to the devaluation of the Argentine peso during the fourth quarter of 2023, while the favorable impact on pension expense primarily consists of a $1.9 million gain on pension curtailment for a 2024 facility closure in France. Offsetting these favorable impacts was a $6.6 million settlement we received during 2023 for disputed amounts with our insurance company to recover for losses caused by a fire at our facility in Annecy, France.
PROVISION FOR INCOME TAXES
The reported effective tax rate for 2024 and 2023 was 20.3% and 24.2%, respectively. The tax rate for 2024 was lower compared to 2023 due primarily to the realization of deferred tax assets in Luxembourg which were previously not recognized as well as increased tax benefits from stock-based compensation.
At December 31, 2024, with the exceptions identified below, we continued to assert indefinite reinvestment of foreign earnings from Aptar's foreign operations. We do not have a balance of foreign earnings that will be subject to U.S. tax upon repatriation under the currently enacted U.S. tax laws. We continually analyze our global working capital requirements as well as local country operation needs in developing our repatriation plans.
We have previously removed our indefinite reinvestment assertion with respect to the pre-2020 earnings in Italy, Switzerland and Colombia, as well as undistributed earnings in Germany. We continue to assert indefinite reinvestment with respect to foreign earnings from other countries. We estimate that if the non-U.S. subsidiaries were to make a distribution of their cash or distributable reserves to the U.S., we would incur local country withholding tax and income taxes in the range of $15 million to $20 million. We would recognize such tax expense in our Consolidated Statements of Income and Consolidated Balance Sheets should we change the current indefinite reinvestment assertion on foreign earnings.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income of $374.5 million in 2024 compared to $284.5 million reported in 2023.

In thousands, except percentages
APTAR PHARMA SEGMENT

Year Ended December 31,	2024	2023	% Change 2024 vs. 2023

Net Sales	$1,643,152	$1,520,993	8.0%
Adjusted EBITDA (1)	568,371	502,633	13.1
Adjusted EBITDA margin (1)	34.6%	33.0%

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
Reported net sales increased approximately 8% in 2024 to $1.64 billion compared to $1.52 billion in 2023. As there were no significant impacts from changes in currency rates or acquisitions, core sales also increased 8% in 2024 when compared to 2023. Strong core sales growth for our drug delivery systems to the prescription drug and active material science solutions markets more than compensated for lower sales to the consumer health care market. Core sales of our proprietary drug delivery systems to the prescription drug market increased 15% on continued strong demand for our allergic rhinitis, central nervous system and emergency medicine systems along with higher customer royalties. Core sales to the consumer health care market declined 4% as higher demand for our eye care solutions was offset by lower sales of nasal saline and cough and cold products due to a soft 2023-2024 cold and flu season and customer inventory management. The 1% increase in core sales to the injectables market was due primarily to the prior year shutdown of operations for the implementation of our new ERP system, which more than compensated for tooling and service revenues that did not repeat. Core sales of our active material science solutions increased 13% mainly on improving tooling sales and growth in our probiotics, diabetes and oral solid dose applications after a period of destocking. Digital Health currently does not represent a significant percentage of the total Pharma sales.

23/ATR	2024 Form 10-K

Year Ended December 31, 2024	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	15%	(3)%	1%	13%	37%	8%
Currency Effects (1)	—%	(1)%	—%	—%	1%	—%
Acquisitions	—%	—%	—%	—%	—%	—%
Core Sales Growth	15%	(4)%	1%	13%	38%	8%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA for 2024 increased approximately 13.1% to $568.4 million compared to $502.6 million in 2023. This increase was mainly due to the growth in our prescription drug and active material science solutions divisions along with higher customer royalties discussed above. During the prior year, we also incurred additional expenses related to our injectables ERP system implementation which did not repeat. Overall, our Adjusted EBITDA margin improved to 34.6% in 2024 compared to 33.0% in 2023.

In thousands, except percentages
APTAR BEAUTY SEGMENT

Year Ended December 31,	2024	2023	% Change 2024 vs. 2023

Net Sales	$1,225,730	$1,267,697	(3.3)%
Adjusted EBITDA (1)	159,909	163,716	(2.3)
Adjusted EBITDA margin (1)	13.0%	12.9%

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
Reported net sales decreased approximately 3% in 2024 to $1.23 billion compared to $1.27 billion in 2023. Core sales also decreased 3% as there were no material changes in currency rates or impact from our acquisition of iD SCENT. Approximately half of this decrease comes from lower tooling sales in 2024. Regionally, rebounding sales in North America and Latin America could not compensate for lower European demand. Core sales of our products to the beauty market decreased 8% during 2024 mainly due to the lower tooling sales and difficult European comparisons to strong growth reported during the prior year. Personal care core sales increased 2% as higher sales of our body and skin care products more than compensated for lower sales of our sun care applications. Core sales to the home care markets increased 11% over 2023 on higher demand from our customers selling air care and automotive products.

Year Ended December 31, 2024	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	1%	(8)%	10%	(3)%
Currency Effects (1)	1%	—%	1%	—%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	2%	(8)%	11%	(3)%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA for 2024 decreased approximately 2% to $159.9 million from $163.7 million in 2023, mainly due to the 2023 Annecy insurance settlement for $6.6 million discussed above. The remaining increase was the result of improved operational performance along with benefits realized from our cost management initiatives and lower incentive compensation costs which more than compensated for rising input costs. Adjusted EBITDA margin also improved to 13.0% in 2024 compared to 12.9% in 2023.

24/ATR	2024 Form 10-K

In thousands, except percentages
APTAR CLOSURES SEGMENT

Year Ended December 31,	2024	2023	% Change 2024 vs. 2023

Net Sales	$714,008	$698,760	2.2%
Adjusted EBITDA (1)	114,142	103,693	10.1
Adjusted EBITDA margin (1)	16.0%	14.8%

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
Reported net sales increased approximately 2% in 2024 to $714.0 million compared to $698.8 million in 2023. Changes in currency rates negatively impacted net sales by 1%, while the acquisition of Gulf Closures did not have a significant impact on the 2024 results. Therefore, core sales increased 3% in 2024 compared to the prior year. Core sales of products to the food market increased 5% compared to prior year on strong sales of our closures for sauces and condiments and dairy products. Core sales of our products to the beverage market increased 3% during 2024 on improving bottled water and functional drink sales. Personal care core sales decreased 2% on lower sales of our hair care solutions, while other core sales improved 3% over the prior year due to strong sales of our products for laundry care applications.

Year Ended December 31, 2024	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	4%	3%	(4)%	2%	2%
Currency Effects (1)	1%	1%	2%	1%	1%
Acquisitions	—%	(1)%	—%	—%	—%
Core Sales Growth	5%	3%	(2)%	3%	3%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and healthcare markets.
Adjusted EBITDA for 2024 increased approximately 10% to $114.1 million compared to $103.7 million in 2023. Our profitability was positively impacted by the higher sales in 2024 along with operational improvements and cost containment initiatives. These improvements more than compensate for a negative resin pass-through impact of $2.3 million. This led to our Adjusted EBITDA margin improving from 14.8% in 2023 to 16.0% during 2024.
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
Corporate & Other expenses in 2024 increased to $67.5 million compared to $62.3 million of expense in 2023. Our 2024 results include approximately $2.2 million of foreign currency gains while 2023 includes approximately $4.2 million of realized gains on sales of PCT shares. The remaining cost increases during 2024 include $3.4 million of costs to evaluate potential acquisition targets, along with some higher professional fees for corporate projects and higher incentive compensation costs.

25/ATR	2024 Form 10-K

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

26/ATR	2024 Form 10-K

	Year Ended December 31, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$3,582,890	$1,643,152	$1,225,730	$714,008	$—	$—

Reported net income	$374,178
Reported income taxes	95,587
Reported income before income taxes	469,765	447,353	68,797	54,832	(69,420)	(31,797)
Adjustments:
Restructuring initiatives	13,002	589	8,041	3,835	537
Curtailment gain related to restructuring initiatives	(1,851)	—	—	(1,851)	—
Net investment gain (1)	(1,713)				(1,713)
Transaction costs related to acquisitions	140	—	140	—	—
Adjusted earnings before income taxes	479,343	447,942	76,978	56,816	(70,596)	(31,797)
Interest expense	43,898					43,898
Interest income	(12,101)					(12,101)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	511,140	447,942	76,978	56,816	(70,596)	—
Depreciation and amortization	263,784	120,429	82,931	57,326	3,098	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$774,924	$568,371	$159,909	$114,142	$(67,498)	$—

Reported net income margin (Reported net income / Reported Net Sales)	10.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.6%	34.6%	13.0%	16.0%

(1)Net investment gain represents the change in fair value of our investment in PCT (see Note 20 - Investment in Equity Securities for further details).

27/ATR	2024 Form 10-K

	Year Ended December 31, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$3,487,450	$1,520,993	$1,267,697	$698,760	$—	$—

Reported net income	$284,176
Reported income taxes	90,649
Reported income before income taxes	374,825	388,415	59,210	33,615	(70,370)	(36,045)
Adjustments:
Restructuring initiatives	45,004	4,852	20,683	17,927	1,542
Net investment loss (1)	(1,413)				(1,413)
Realized gain on investments included in net investment loss above	4,188				4,188
Transaction costs related to acquisitions	480	—	424	56	—
Adjusted earnings before income taxes	423,084	393,267	80,317	51,598	(66,053)	(36,045)
Interest expense	40,418					40,418
Interest income	(4,373)					(4,373)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	459,129	393,267	80,317	51,598	(66,053)	—
Depreciation and amortization	248,593	109,366	83,399	52,095	3,733	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$707,722	$502,633	$163,716	$103,693	$(62,320)	$—

Reported net income margin (Reported net income / Reported Net Sales)	8.1%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.3%	33.0%	12.9%	14.8%

(1)Net investment loss represents the change in fair value of our investment in PCT (see Note 20 - Investment in Equity Securities for further details).

Net Debt to Net Capital Reconciliation For the Year Ended	December 31, 2024	December 31, 2023

Revolving credit facility and overdrafts	$176,035	$81,794
Current maturities of long-term obligations, net of unamortized debt issuance costs	162,250	376,426
Long-Term Obligations, net of unamortized debt issuance costs	688,066	681,188
Total Debt	$1,026,351	$1,139,408
Less:
Cash and equivalents	$223,844	$223,643
Short-term investments	2,337	—
Net Debt	$800,170	$915,765

Total Stockholders' Equity	$2,485,924	$2,321,298
Net Debt	800,170	915,765
Net Capital	$3,286,094	$3,237,063

Net Debt to Net Capital	24.4%	28.3%

28/ATR	2024 Form 10-K

Free Cash Flow Reconciliation For the Year Ended	December 31, 2024	December 31, 2023

Net Cash Provided by Operations	$643,413	$575,239
Capital Expenditures	(276,481)	(312,342)
Free Cash Flow	$366,932	$262,897
LIQUIDITY AND CAPITAL RESOURCES
Given our current level of leverage and our ability to generate cash flow from operations, we believe we are in a strong financial position to meet our operational commitments in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, and proceeds from stock options, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment, capacity expansions and working capital for the continued growth of our business to achieve our strategic objectives, as well as paying quarterly dividends to stockholders, investing in new businesses and repurchasing shares of our common stock. Due to uncertain macroeconomic conditions, including rising interest rates and inflation, if there was prolonged decrease in customer demand that would adversely impact our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels and share repurchases, as well as reevaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents increased to $223.8 million at December 31, 2024 from $223.6 million at December 31, 2023 while total short and long-term interest bearing debt of $1.03 billion at December 31, 2024 decreased from $1.14 billion at December 31, 2023. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 24.4% at December 31, 2024 compared to 28.3% at December 31, 2023. See the reconciliation under "Non-U.S. GAAP Measures."
In 2024, our operations provided approximately $643.4 million in net cash flow compared to $575.2 million in 2023. Cash flow from operations is primarily derived from improved net income generation year over year. Based on our current business plan, we believe that our 2025 operating cash flow will be more than sufficient to fund our working capital needs, growth capital investments in our business and outstanding purchase commitments as discussed in Note 20 - Investment in Equity Securities and Note 13 - Commitments and Contingencies as well as lease arrangements as discussed in Note 8 - Lease Commitments.
We used $396.7 million in cash for investing activities during 2024 compared to $324.5 million during 2023. During 2024, approximately $99.1 million was utilized to fund the 40% equity investment in Goldrain. Our investments in capital projects decreased $35.9 million as spending for several large facility expansions tapered off in 2024. In 2025, we expect our capital investments to be in the range of $280 million to $300 million.
Financing activities utilized $225.3 million of cash during 2024, compared to $171.6 million during 2023. During 2024, we paid $114.1 million of dividends, purchased $68.6 million of our common stock that was placed into treasury stock and received proceeds of $54.8 million on stock option exercises. The increased use of cash during 2024 is primarily related to the debt refinancing of $100.0 million of Senior Unsecured Notes in the first quarter of 2024, €200 million of Senior Unsecured Notes in the second quarter of 2024 and $50.0 million of Senior Unsecured Notes in the third quarter of 2024. This was partially offset by the new term loan of $166.0 million and increased borrowings on our amended revolving credit facility of $$31.9 million. In 2025, we expect to have financing cash outlays of approximately $162.3 million to fund short and long term debt obligations as discussed in Note 7 - Debt, which are expected to be covered by cash on hand or additional borrowings on our revolving credit facility.
Refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding cash flows for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Aptar has a revolving credit facility (the “revolving credit facility”) with a syndicate of banks that provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million subject to certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and can be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, we entered into an amended and restated revolving credit facility (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2024, €170.0 million ($176.0 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2023, $36.5 million was utilized under the revolving credit facility in the U.S. and €40.0 million ($44.2 million) under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”) and matures July 2027. As of December 31, 2024, $166 million was utilized under the Term Loan.

29/ATR	2024 Form 10-K

There are no compensating balance requirements associated with our revolving credit facility. Each borrowing under the revolving credit facility will bear interest at rates based on SOFR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The amended revolving credit facility also provides mechanics relating to a transition away from designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the amended revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the amended revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. Credit facility balances are included in revolving credit facility and overdrafts on the Consolidated Balance Sheets.
Our amended revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2024
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.08 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.43 to 1.00

(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow an additional $1.9 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
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
GOODWILL
In accordance with current accounting standards, goodwill has an indefinite life and is not amortized. We evaluate our goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. We have determined that our Aptar Beauty and Aptar Closures business segments each represent a reporting unit. In addition to the Aptar Pharma business reporting unit, the injectables and active material science solutions divisions of the Aptar Pharma segment qualify as separate reporting units for goodwill impairment testing apart from the remaining Aptar Pharma business. As of December 31, 2024, we have $936.3 million of goodwill, which is allocated as follows:

30/ATR	2024 Form 10-K

In Thousands
Reporting Unit	Balance at December 31, 2024
Pharma	$166,681
Injectables	164,220
Active Material Science Solutions	157,334
Beauty	281,285
Closures	166,736
Total	$936,256
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
We have historically evaluated our goodwill for impairment annually as of October 1 or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below it's carrying value, in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” As we performed our annual goodwill impairment assessment, due to events or circumstances that were unfavorable for injectables, and the passage of time from our prior Step 1 analysis over the other pharma reporting unit, management determined it appropriate to calculate the fair value of the reporting units and compare with their associated carrying amounts as of October 1, 2024.
We estimated the fair values of the affected businesses based upon the present value of their estimated future cash flows. Our determination of fair value involved judgment and the use of significant estimates and assumptions, including assumptions regarding the projected revenue growth rates, projected EBITDA margins, as well as the discount rate to calculate estimated future cash flows. We believe that our assumptions used in discounting future cash flows are appropriate. At October 1, 2024, our goodwill for the injectables and other pharma reporting units were $172.4 million and $177.9 million, respectively. A 15% decrease in the estimated fair value of the injectables and other pharma reporting units would not have resulted in a different conclusion. Based on our qualitative and quantitative analysis performed over the reporting units, we determined it was more likely than not that the fair value of the reporting units was greater than their carrying amounts and therefore no impairment of goodwill was recognized during the year ended December 31, 2024.
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
At December 31, 2024 and 2023, we had $138.8 million and $133.4 million, respectively, of deferred tax assets net of valuation allowance on our balance sheet, a significant portion of which is related to net operating losses and other tax attribute carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against the deferred tax assets. We have $123.1 million of previously unrecorded tax losses in Luxembourg for which a deferred tax asset was recorded in 2024 due to a change in our expectation of future realization. A corresponding valuation allowance was recorded to reflect the amount of the deferred tax asset that we currently do not expect to be realized. Refer to Note 6 - Income Taxes for further details.

31/ATR	2024 Form 10-K

Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to support the realization of $7.0 million to $10.0 million of deferred tax assets for which there is currently a corresponding valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
Management applied judgment in determining the fair value of the acquired assets with respect to the acquisitions of iD SCENT and Gulf Closures, including the fair values of acquired intangibles including acquired technology, trademarks and customer relationships. In particular, judgment was applied with respect to determining the fair value of acquired technology, trademarks and customer relationships intangible assets, which involved the use of benchmarking to prior deals to assess the reasonableness of allocation of excess purchase price to goodwill and intangibles.
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
The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation ("ABO") and the Projected Benefit Obligation (“PBO”), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including AA corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (FTSE Pension Index Curve). At December 31, 2024, the discount rates for our domestic and foreign plans were 5.60% and 3.33%, respectively.
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
To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $44.3 million increase in the PBO ($32.1 million for the domestic plans and $12.2 million for the foreign plans) and a $3.8 million increase in net periodic benefit cost ($2.7 million for the domestic plans and $1.1 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $35.8 million decrease in the PBO ($25.5 million for the domestic plans and $10.3 million for the foreign plans) and a $4.6 million decrease in net periodic benefit cost ($3.8 million for the domestic plans and $0.8 million for the foreign plans).
The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 50% was invested in equities, 25% was invested in fixed income securities, 11% was invested in hedge funds, 8% was invested in infrastructure securities, 4% was invested in real estate securities and 2% was invested in money market funds, at December 31, 2024. Of foreign plan assets, approximately 94% was invested in investment funds, 3% was invested in equity securities, 2% was invested in corporate debt securities, 1% was invested in fixed income securities and 0% was invested in money market funds at December 31, 2024.

32/ATR	2024 Form 10-K

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
The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each of the expected compensation rates would be a $5.6 million decrease in the PBO ($1.1 million decrease for the domestic plans and $4.5 million decrease for the foreign plans) and a $0.9 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each of the expected compensation rates would be a $5.9 million increase in the PBO ($1.1 million increase for the domestic plans and $4.8 million increase for the foreign plans) and a $1.0 million increase to the net periodic benefit cost.
Our primary pension related assumptions as of December 31, 2024 and 2023 were as follows:

Actuarial Assumptions as of December 31,	2024	2023

Discount rate:
Domestic plans	5.60%	4.95%
Foreign plans	3.33%	3.20%
Expected long‑term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	3.22%	3.23%
Rate of compensation increase:
Domestic plans	3.24%	3.24%
Foreign plans	3.21%	3.20%
In order to determine the 2025 net periodic benefit cost, we expect to use the discount rates, expected long-term rates of return on plan assets and rates of compensation assumptions as of December 31, 2024. The estimated impact of the changes to the assumptions as noted in the table above on our 2025 net periodic benefit cost is expected to be a decrease of approximately $2.6 million.
OPERATIONS OUTLOOK
Aptar expects earnings per share for the first quarter of 2025, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition-related costs, to be in the range of $1.11 to $1.19 and this guidance is based on an effective tax rate range of 25% to 27%. The earnings per share guidance range is based on spot rates at the end of December for all currencies. Currency impacts will drive a larger headwind in the first quarter than typical because of the U.S. dollar’s renewed strength against many currencies.
FORWARD-LOOKING STATEMENTS
Certain statements in MD&A and other sections of this Form 10-K are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Liquidity and Capital Resources, Contingencies and Operations Outlook sections of this Form 10-K. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future”, “potential”, "continues", "are optimistic" and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•geopolitical conflicts worldwide including the invasion of Ukraine by the Russian military and the resulting indirect impact on demand from our customers selling their products into these countries, and certain supply chain disruptions;
•cybersecurity threats against our systems and/or service providers that could impact our networks and reporting systems;
•the availability of raw materials and components (particularly from sole-sourced suppliers for some of our Pharma solutions) as well as the financial viability of these suppliers;
•lower demand and asset utilization due to an economic recession either globally or in key markets we operate within;
•economic conditions worldwide, including inflationary conditions and potential deflationary conditions in other regions we rely on for growth;

33/ATR	2024 Form 10-K

•competition, including technological advances;
•significant tariffs and other restrictions on foreign imports imposed by the U.S. and related countermeasures are taken by impacted foreign countries;
•the execution of our fixed cost reduction initiatives, including our optimization initiative;
•our ability to successfully implement facility expansions and new facility projects;
•fluctuations in the cost of materials, components, transportation cost as a result of supply chain disruptions and labor shortages, and other input costs;
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
•our ability to retain key members of management and manage labor costs;
•work stoppages due to labor disputes;
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

34/ATR	2024 Form 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our subsidiaries. Our primary foreign exchange exposure is to the euro, but we have foreign exchange exposure to the Chinese yuan, Brazilian real, Argentine peso, Mexican peso, Swiss franc and other Asian, European and Latin American currencies. A strengthening U.S. dollar has a dilutive effect on our financial statements. Conversely, a weakening U.S. dollar relative to foreign currencies has an additive translation effect. Additionally, in some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales may impact our results of operations.
The table below provides information as of December 31, 2024 about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2025.

Year Ended December 31, 2024 Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$14,407	1.0734	14,407 - 17,118
EUR / BRL	9,530	6.2435	9,530 - 10,217
USD / EUR	8,135	0.9386	7.225 - 10,148
EUR / CNY	5,978	7.7354	4,297 - 5,978
MXN / USD	5,500	0.0498	5,500 - 12,000
USD / CNY	4,710	7.1177	2,000 - 4,710
EUR / MXN	4,159	21.8187	4,159 - 4,236
EUR / THB	3,950	37.0481	3,950 - 5,377
EUR / CHF	3,880	0.9328	0 - 3,880
CZK / EUR	3,069	0.0396	3,069 - 13,247
EUR / CZK	2,650	25.1446	0 - 2,650
THB / EUR	1,463	0.0277	0 - 1,463
USD / MXN	1,000	20.1828	1,000 - 2,000
GBP / EUR	752	1.2002	752 - 829
CHF / USD	293	1.1453	0 - 1,409
EUR / GBP	179	0.8339	179 - 636
USD / GBP	148	0.7805	148 - 430
CZK / USD	119	0.0420	0 - 119
Total	$69,922
As of December 31, 2024, we have recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other and $0.6 million in accounts payable, accrued and other liabilities in the Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $11.9 million and is reported in accounts payable, accrued and other liabilities in the Consolidated Balance Sheets.

35/ATR	2024 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Year Ended December 31,	2024	2023	2022
Net Sales	$3,582,890	$3,487,450	$3,322,249
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,227,381	2,224,051	2,158,411
Selling, research & development and administrative	582,226	565,783	544,262
Depreciation and amortization	263,784	248,593	233,706
Restructuring initiatives	13,002	45,004	6,597
Total Operating Expenses	3,086,393	3,083,431	2,942,976
Operating Income	496,497	404,019	379,273
Other (Expense) Income:
Interest expense	(43,898)	(40,418)	(40,827)
Interest income	12,101	4,373	2,700
Net investment gain (loss)	1,713	1,413	(2,110)
Equity in results of affiliates	87	2,226	467
Miscellaneous income (expense), net	3,265	3,212	(4,799)
Total Other Expense	(26,732)	(29,194)	(44,569)
Income before Income Taxes	469,765	374,825	334,704
Provision for Income Taxes	95,587	90,649	95,149
Net Income	$374,178	$284,176	$239,555
Net Loss (Income) Attributable to Noncontrolling Interests	363	311	(267)
Net Income Attributable to AptarGroup, Inc.	$374,541	$284,487	$239,288
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$5.65	$4.34	$3.66
Diluted	$5.53	$4.25	$3.59

Dividends per Common Share	$1.72	$1.58	$1.52
See accompanying notes to consolidated financial statements.

36/ATR	2024 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands

Year Ended December 31,	2024	2023	2022
Net Income	$374,178	$284,176	$239,555
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(145,807)	48,946	(80,431)
Changes in derivative gains (losses), net of tax	7,813	(10,086)	(6,620)
Defined benefit pension plan, net of tax
Actuarial gain (loss), net of tax	17,043	(6,711)	54,149
Amortization of prior service cost included in net income, net of tax	258	130	130
Amortization of net loss included in net income, net of tax	112	641	6,256
Total defined benefit pension plan, net of tax	17,413	(5,940)	60,535
Total other comprehensive (loss) income	(120,581)	32,920	(26,516)
Comprehensive Income	253,597	317,096	213,039
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	438	(205)	924
Comprehensive Income Attributable to AptarGroup, Inc.	$254,035	$316,891	$213,963

See accompanying notes to consolidated financial statements.

37/ATR	2024 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands

December 31,	2024	2023
Assets
Cash and equivalents	$223,844	$223,643
Short-term investments	2,337	—
Accounts and notes receivable, less current expected credit loss ("CECL") of $15,785 in 2024 and $16,217 in 2023	658,057	677,822
Inventories	461,807	513,053
Prepaid and other	132,338	134,761
Total Current Assets	1,478,383	1,549,279
Land	28,172	30,090
Buildings and improvements	751,813	748,897
Machinery and equipment	3,143,236	3,183,097
Property, Plant and Equipment, Gross	3,923,221	3,962,084
Less: Accumulated depreciation	(2,476,071)	(2,484,021)
Property, Plant and Equipment, Net	1,447,150	1,478,063
Investments in equity securities	146,269	49,203
Goodwill	936,256	963,418
Intangible assets, net	254,769	283,211
Operating lease right-of-use assets	64,213	59,074
Miscellaneous	105,238	69,642
Total Other Assets	1,506,745	1,424,548
Total Assets	$4,432,278	$4,451,890
See accompanying notes to consolidated financial statements.

38/ATR	2024 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

December 31,	2024	2023
Liabilities and Stockholders’ Equity
Revolving credit facility and overdrafts	$176,035	$81,794
Current maturities of long-term obligations, net of unamortized debt issuance costs	162,250	376,426
Accounts payable, accrued and other liabilities	729,996	793,089
Total Current Liabilities	1,068,281	1,251,309
Long-Term Obligations, net of unamortized debt issuance costs	688,066	681,188
Deferred income taxes	14,259	19,016
Retirement and deferred compensation plans	62,210	62,795
Operating lease liabilities	49,716	45,267
Deferred and other non-current liabilities	63,822	71,017
Commitments and contingencies - (See Note 13)	—	—
Total Deferred Liabilities and Other	190,007	198,095
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 72.5 and 71.7 million shares issued as of December 31, 2024 and 2023, respectively	725	717
Capital in excess of par value	1,125,882	1,044,429
Retained earnings	2,370,537	2,109,816
Accumulated other comprehensive loss	(429,475)	(308,734)
Less: Treasury stock at cost, 6.0 and 5.8 million shares as of December 31, 2024 and 2023, respectively	(595,781)	(539,404)
Total AptarGroup, Inc. Stockholders’ Equity	2,471,888	2,306,824
Noncontrolling interests in subsidiaries	14,036	14,474
Total Stockholders’ Equity	2,485,924	2,321,298
Total Liabilities and Stockholders’ Equity	$4,432,278	$4,451,890
See accompanying notes to consolidated financial statements.

39/ATR	2024 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2024, 2023 and 2022

In thousands
	AptarGroup, Inc. Stockholders’ Equity
	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity
Balance - December 31, 2021	$1,789,413	$(316,041)	$704	$(421,203)	$916,534	$15,193	$1,984,600
Net income	239,288	—	—	—	—	267	239,555
Foreign currency translation adjustments	—	(79,240)	—	—	—	(1,191)	(80,431)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	60,535	—	—	—	—	60,535
Changes in derivative gains (losses), net of tax	—	(6,620)	—	—	—	—	(6,620)
Stock awards and option exercises	—	—	5	10,063	52,084	—	62,152
Cash dividends declared on common stock	(99,461)	—	—	—	—	—	(99,461)
Treasury stock purchased	—	—	—	(92,126)	—	—	(92,126)
Balance - December 31, 2022	$1,929,240	$(341,366)	$709	$(503,266)	$968,618	$14,269	$2,068,204
Net income	284,487	—	—	—	—	(311)	284,176
Foreign currency translation adjustments	(228)	48,658	—	—	—	516	48,946
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	(5,940)	—	—	—	—	(5,940)
Changes in derivative gains (losses), net of tax	—	(10,086)	—	—	—	—	(10,086)
Stock awards and option exercises	—	—	8	11,414	75,811	—	87,233
Cash dividends declared on common stock	(103,683)	—	—	—	—	—	(103,683)
Treasury stock purchased	—	—	—	(47,552)	—	—	(47,552)
Balance - December 31, 2023	$2,109,816	$(308,734)	$717	$(539,404)	$1,044,429	$14,474	$2,321,298
Net income	374,541	—	—	—	—	(363)	374,178
Foreign currency translation adjustments	235	(145,967)	—	—	—	(75)	(145,807)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	17,413	—	—	—	—	17,413
Changes in derivative gains (losses), net of tax	—	7,813	—	—	—	—	7,813
Stock awards and option exercises	—	—	8	12,261	81,453	—	93,722
Cash dividends declared on common stock	(114,055)	—	—	—	—	—	(114,055)
Treasury stock purchased	—	—	—	(68,638)	—	—	(68,638)
Balance - December 31, 2024	$2,370,537	$(429,475)	$725	$(595,781)	$1,125,882	$14,036	$2,485,924
See accompanying notes to consolidated financial statements.

40/ATR	2024 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, brackets denote cash outflows

Year Ended December 31,	2024	2023	2022

Cash Flows from Operating Activities:
Net income	$374,178	$284,176	$239,555
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	219,667	203,873	190,132
Amortization	44,117	44,720	43,574
Stock-based compensation	47,650	41,293	40,937
Provision for CECL	1,016	8,077	3,213
(Gain) loss on disposition of fixed assets	(52)	(3,584)	397
Net (gain) loss on remeasurement of equity securities	(1,713)	(1,413)	2,110
Deferred income taxes	(21,406)	(19,883)	(12,106)
Defined benefit plan expense	12,049	14,198	24,560
Equity in results of affiliates	(87)	(2,226)	(467)
Impairment loss	254	257	307
Change in fair value of contingent consideration	—	—	(8,598)
Changes in balance sheet items, excluding effects from foreign currency adjustments and acquisitions:
Accounts and other receivables	(18,079)	15,431	(27,937)
Inventories	21,901	(10,641)	(60,354)
Prepaid and other current assets	(2,368)	(3,900)	(6,787)
Accounts payable, accrued and other liabilities	(23,705)	14,596	55,098
Income taxes payable	4,064	(8,301)	17,081
Retirement and deferred compensation plan liabilities	(14,259)	2,984	(13,093)
Other changes, net	186	(4,418)	(9,005)
Net Cash Provided by Operations	643,413	575,239	478,617
Cash Flows from Investing Activities:
Capital expenditures	(276,481)	(312,342)	(310,427)
Proceeds from government grants	—	—	27,795
Proceeds from sale of property, plant and equipment	1,506	5,348	93
Maturity of short-term investments	—	—	740
Purchase of short-term investments	(2,242)	—	—
Acquisition of business, net of cash acquired and release of escrow	—	(16,570)	(4,100)
Acquisition of intangible assets, net	(17,709)	(6,061)	(5,189)
Investment in equity securities	(99,055)	—	—
Proceeds from sale of investment in equity securities	—	5,604	1,599
Notes receivable, net	(2,740)	(442)	(6,153)
Net Cash Used by Investing Activities	(396,721)	(324,463)	(295,642)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	22,302	25,531	39,944
Repayments of notes payable and overdrafts	(23,344)	(28,643)	(38,837)
Proceeds and (repayments) of short term revolving credit facility, net	108,848	76,966	(143,055)
Proceeds from long-term obligations	168,581	403	412,021
Repayments of long-term obligations	(373,847)	(125,809)	(265,085)
Payment of contingent consideration obligation	—	(22,750)	—
Dividends paid	(114,055)	(103,683)	(99,461)
Credit facility costs	—	—	(4,009)
Proceeds from stock option exercises	54,809	53,983	28,512
Purchase of treasury stock	(68,638)	(47,552)	(92,126)
Net Cash Used by Financing Activities	(225,344)	(171,554)	(162,096)
Effect of Exchange Rate Changes on Cash	(21,147)	2,189	(1,072)
Net Increase in Cash and Equivalents and Restricted Cash	201	81,411	19,807
Cash and Equivalents and Restricted Cash at Beginning of Period	224,143	142,732	122,925
Cash and Equivalents and Restricted Cash at End of Period	$224,344	$224,143	$142,732
Supplemental Cash Flow Disclosure:
Interest paid	$43,520	$39,599	$35,509
Income taxes paid	89,374	111,994	87,529

41/ATR	2024 Form 10-K

Restricted cash included in the line item prepaid and other on the Consolidated Balance Sheets as shown below represents amounts held in escrow related to the SipNose asset purchase in 2024 and the Metaphase acquisition in 2023.

Year Ended December 31,	2024	2023	2022

Cash and equivalents	$223,844	$223,643	$141,732
Restricted cash included in prepaid and other	500	500	1,000
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$224,344	$224,143	$142,732
See accompanying notes to consolidated financial statements.

42/ATR	2024 Form 10-K

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
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentine peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the fourth quarter of 2023, we utilized the Blue Chip Swap and recognized a loss due to devaluation of approximately $2.5 million. Our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues at and for the year ended December 31, 2024.
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
ACCOUNTS RECEIVABLE AND CURRENT EXPECTED CREDIT LOSSES
At December 31, 2024, we reported $658.1 million of accounts receivable, net of CECL of $15.8 million. The allowance is estimated using reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Changes in CECL were not material for the year ended December 31, 2024.
INVENTORIES
Inventories are stated at lower of cost or net realizable value. Cost of our inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis. Costs included in inventories are raw materials, direct labor and manufacturing overhead.
ASSETS HELD FOR SALE
Assets to be disposed of by sale are reported at the lower of their carrying amount or fair value less costs to sell, and are not depreciated while they are held for sale. During the second quarter of 2023, we recorded $0.7 million as assets held for sale within prepaid and other on our Consolidated Balance Sheets related to three buildings located in France. During the third quarter of 2023, two of the three buildings were sold and we recognized a $0.8 million gain on sale. As of December 31, 2024, one building is held for sale and expected to be sold during 2025.
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

43/ATR	2024 Form 10-K

INVESTMENTS IN EQUITY SECURITIES
We account for our 20% to 50% owned investments using the equity method. Under the equity method, we initially record our investment at cost and our interest in the net assets of the investee is included in the equity method investment on the Consolidated Balance Sheets. We recognize our equity in earnings in our equity method affiliates on a one-month lag basis and record our proportionate share of each investee's net income or loss into earnings after the date of investment, the adjustment of basis difference initially recognized and the other comprehensive income allocated to us from the investee. We evaluate the equity method investments for impairment under ASC 323. An impairment loss on the equity method investments is recognized in earnings when the decline in value is determined to be other-than-temporary.
Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value. Any related changes in fair value are recognized in net income unless the investments qualify for a practicality exception. There were no dividends received from affiliated companies in 2024, 2023 and 2022.
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
IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In those circumstances, we perform undiscounted operating cash flow analyses for asset groups at the lowest level for which cash flows are separately identifiable to determine if an impairment exists. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal.
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
Management believes goodwill in purchase transactions has continuing value. Goodwill is not amortized and must be tested annually, or more frequently as circumstances dictate, for impairment. The annual goodwill impairment test may first consider qualitative factors to determine whether it is more likely than not (i.e., greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as the “step zero” approach and is an optional step in the annual goodwill impairment analysis. Management has performed this qualitative assessment as of October 1, 2024 and October 1, 2023 for each of our reporting units. Due to the realignment of the Beauty and Closures segments, management determined it appropriate to calculate the fair value of both reporting units and compare with their associated carrying amounts as of January 1, 2023. As we performed our annual goodwill impairment assessment, due to events or circumstances that were unfavorable for injectables, and the passage of time from our prior Step 1 analysis over the other pharma reporting unit, management determined it appropriate to calculate the fair value of both reporting units and compare with their associated carrying amounts as of October 1, 2024.
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

44/ATR	2024 Form 10-K

PURCHASE OF TREASURY STOCK
During 2024, 2023 and 2022, we repurchased 433 thousand, 399 thousand and 860 thousand shares, respectively, all of which were returned to treasury stock. If retired, common stock is reduced by the number of shares retired at $0.01 par value per share. We allocate the excess purchase price over par value between additional paid-in capital and retained earnings.
RESEARCH & DEVELOPMENT EXPENSES
Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $96.1 million, $92.8 million and $93.5 million in 2024, 2023 and 2022, respectively.
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
We have elected to include amounts paid for transferable, non-refundable U.S. energy credits as cash taxes paid in our Consolidated Statements of Cash Flows.
TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of the majority of our foreign operations are their local currencies. Assets and liabilities of our foreign operations are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders’ Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented losses of $2.0 million, $7.3 million and $7.2 million in 2024, 2023 and 2022, respectively.
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

45/ATR	2024 Form 10-K

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
During 2022, we received a $10.5 million government grant to be used toward the expansion of an existing injectables facility, which is reported within the investing section of the Consolidated Statements of Cash Flows to support the delivery of components for COVID-19 and other vaccines. The French government will fund approximately $14.0 million for the expansion of the facility, for which there is no clawback option.
During 2022, we received $17.3 million in government grants to be used toward the construction of a new facility in Alabama, which is reported within the investing section of the Consolidated Statements of Cash Flows. This award will support expanded domestic production capacity for our active material science solutions proprietary Activ-Film technology, which is used to protect and enhance COVID-19 test kit integrity and accuracy. Under the terms of the grant agreement, the U.S. government will fund approximately $19 million to build an operating facility, for which there is no clawback provision, in exchange for the new facility to be on standby for the government for a period of 16 months after construction.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Consolidated Balance Sheets, and associated payments are included in operating activities within our Consolidated Statements of Cash Flows. As of December 31, 2024 and 2023, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $34.4 million and $36.3 million, respectively.

	2024	2023
SCF obligations outstanding at the beginning of the year	$36,309	$30,833
Additions	160,847	163,591
Settlements	(162,755)	(158,115)
SCF obligations outstanding at the end of the year	$34,401	$36,309

46/ATR	2024 Form 10-K

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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("DISE"), which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective adoption. We are evaluating the impact of the standard on our disclosures in the Consolidated Financial Statements.
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
In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses on an annual and interim basis. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. We adopted this guidance in the fourth quarter of 2024. The adoption of this standard did not have a material impact on our Consolidated Financial Statements; however we have expanded disclosures. See Note 18 - Segment Information for further discussion.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted this guidance in the fourth quarter of 2024.
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and could be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We adopted this guidance in the second quarter of 2023 and have transitioned away from LIBOR to SOFR for USD balances under our amended revolving credit facility.
Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our consolidated financial statements.

47/ATR	2024 Form 10-K

NOTE 2 REVENUE
In prior years, our geographic revenue disclosure was based on shipped from location. Beginning in 2024, we have started to report our geographic sales based on shipped to locations to give the reader a better understanding of the geographies we serve. Revenue by segment and geography based on shipped to locations for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$806,606	$556,642	$47,124	$232,780	$1,643,152
Aptar Beauty	745,198	241,115	155,692	83,725	1,225,730
Aptar Closures	218,064	347,733	83,376	64,835	714,008
Total	$1,769,868	$1,145,490	$286,192	$381,340	$3,582,890

	For the Year Ended December 31, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$779,929	$495,057	$52,074	$193,933	$1,520,993
Aptar Beauty	806,963	219,760	152,963	88,011	1,267,697
Aptar Closures	218,833	336,315	84,146	59,466	698,760
Total	$1,805,725	$1,051,132	$289,183	$341,410	$3,487,450

	For the Year Ended December 31, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$683,217	$446,821	$38,483	$192,735	$1,361,256
Aptar Beauty	715,797	280,023	134,883	91,832	1,222,535
Aptar Closures	217,162	378,503	79,482	63,311	738,458
Total	$1,616,176	$1,105,347	$252,848	$347,878	$3,322,249
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2023	Balance as of December 31, 2024	Increase/ (Decrease)
Contract asset (current)	$18,033	$12,571	$(5,462)
Contract liability (current)	60,507	64,425	3,918
Contract liability (long-term)	37,756	40,551	2,795
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during 2024 against contract liabilities is $122.9 million, including $54.3 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the prepaid and other and miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within accounts payable, accrued and other liabilities and deferred and other non-current liabilities, respectively, within our Consolidated Balance Sheets.

48/ATR	2024 Form 10-K

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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of December 31, 2024 or December 31, 2023.
Service Sales
We also provide services to our customers. As with product sales, we recognize revenue based on completion of each performance obligation of the service contract. Milestone deliverables and upfront payments are tied to specific performance obligations and recognized upon satisfaction of the individual performance obligation.
Royalty Revenue
We determine the amount and timing of royalty revenue based on our contractual agreements with customers. These contracts contain variable consideration which primarily relate to sales- or usage-based royalties related to the license of intellectual property in collaboration and license contracts. For sales- and usage-based royalties, ASC 606 provides an exception to estimating variable consideration. Under this exception, we recognize revenues from sales- or usage-based royalty revenue at the later of when the sales or usage occurs or the satisfaction (or partial satisfaction) of the performance obligation to which the royalty has been allocated.

49/ATR	2024 Form 10-K

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
NOTE 3 INVENTORIES
Inventories, by component net of reserves, consisted of:

	2024	2023
Raw materials	$133,885	$145,798
Work in process	161,350	176,191
Finished goods	166,572	191,064
Total	$461,807	$513,053
NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2024 are as follows by reporting segment:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2022	$498,742	$319,011	$127,879	$945,632
Reclassification due to segment change	—	(39,472)	39,472	—
Acquisition	—	4,603	114	4,717
Foreign currency exchange effects	9,705	2,955	409	13,069
Balance as of December 31, 2023	$508,447	$287,097	$167,874	$963,418
Foreign currency exchange effects	(20,213)	(5,811)	(1,138)	(27,162)
Balance as of December 31, 2024	$488,234	$281,286	$166,736	$936,256
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
We have completed the annual impairment analysis of our reporting units as of October 1, 2024. As we performed our annual goodwill impairment assessment, due to events or circumstances that were unfavorable for injectables and the passage of time from our prior Step 1 analysis over the other pharma reporting unit, management determined it appropriate to calculate the fair value of both reporting units and compare with their associated carrying amounts as of October 1, 2024.

50/ATR	2024 Form 10-K

We estimated the fair values of the affected businesses based upon the present value of their estimated future cash flows. Our determination of fair value involved judgment and the use of significant estimates and assumptions, including assumptions regarding the projected revenue growth rates, projected EBITDA margins, as well as the discount rate to calculate estimated future cash flows. We believe that our assumptions used in discounting future cash flows are appropriate.
Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that it was more likely than not that the fair value of these reporting units was greater than their carrying amounts. No impairment was recognized during the years ended December 31, 2024, 2023 or 2022.
The table below shows a summary of intangible assets for the years ended December 31, 2024 and 2023.

		2024			2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	12.6	$18,333	$(2,343)	$15,990	$7,362	$(1,754)	$5,608
Acquired technology	11.2	137,444	(80,171)	57,273	142,837	(70,520)	72,317
Customer relationships	13.6	303,502	(145,772)	157,730	308,889	(124,648)	184,241
Trademarks and trade names	8.0	42,882	(36,450)	6,432	43,932	(33,368)	10,564
License agreements and other	19.5	26,318	(8,974)	17,344	17,213	(6,732)	10,481
Total intangible assets	13.3	$528,479	$(273,710)	$254,769	$520,233	$(237,022)	$283,211
During the year ended December 31, 2024, we purchased $17.7 million of intangibles primarily associated with the purchase of patents of $12.4 million and other intangible assets. Aggregate amortization expense for the intangible assets above for the years ended December 31, 2024, 2023 and 2022 was $44,117, $44,720 and $43,574, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2025	$42,075
2026	40,923
2027	33,358
2028	29,374
2029	27,283
2030 and thereafter	81,756
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2024.
NOTE 5 ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES
At December 31, 2024 and 2023, accounts payable, accrued and other liabilities consisted of the following:

	2024	2023
Accounts payable, principally trade	$295,967	$328,571
Accrued employee compensation costs	211,441	222,010
Customer deposits and other unearned income	64,425	60,507
Other accrued liabilities	158,163	182,001
Total	$729,996	$793,089

51/ATR	2024 Form 10-K

NOTE 6 INCOME TAXES
Income before income taxes consists of:

Years Ended December 31,	2024	2023	2022
United States	$99,573	$49,681	$65,350
International	370,192	325,144	269,354
Total	$469,765	$374,825	$334,704
The provision (benefit) for income taxes is composed of:

Years Ended December 31,	2024	2023	2022
Federal:
Current	$10,933	$11,777	$12,791
Deferred	(8,936)	(10,931)	(783)
	$1,997	$846	$12,008
State:
Current	$2,744	$1,300	$2,265
Deferred	(923)	(675)	(99)
	$1,821	$625	$2,166
International:
Current	$103,316	$97,455	$92,199
Deferred	(11,547)	(8,277)	(11,224)
	$91,769	$89,178	$80,975
Total	$95,587	$90,649	$95,149
A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes is as follows:

Years Ended December 31,	2024	2023	2022
Income tax at statutory rate	$98,651	$78,713	$70,288
State income taxes, net of federal tax effect	1,439	362	1,475
Excess tax benefits from share-based compensation	(11,041)	(5,935)	(3,306)
Deferred tax (benefits) charges, incl. tax rate changes	2,691	(3,512)	(2,349)
Valuation allowance	(14,625)	158	1,486
Legal entity reorganization	—	3,630	5,850
Rate differential on earnings of foreign operations	21,357	18,917	19,165
Other items, net	(2,885)	(1,684)	2,540
Actual income tax provision	$95,587	$90,649	$95,149
Effective income tax rate	20.3%	24.2%	28.4%
The provision for income tax is favorably impacted by excess tax benefits on deductible share-based compensation. The tax provision for 2024 reflects a $11.0 million benefit from this item compared with a $5.9 million and $3.3 million tax benefit for 2023 and 2022, respectively. The valuation allowance for 2023 and 2022 reflects losses in jurisdictions where we cannot tax effect the loss. During 2024, we changed our previous assessment on the realization of tax losses, and our need for a valuation allowance, in various jurisdictions due to sufficient positive evidence becoming available during the year. Our revised assessment of the realization of tax losses in Luxembourg resulted in a $11.0 million net tax benefit in 2024. Our mix of earnings has an unfavorable tax rate impact since a majority of our pretax income is earned in higher tax jurisdictions. The provision for income taxes for 2023 and 2022 include a $3.6 million and $5.9 million charge, respectively, for taxes related to a legal entity reorganization intended to enhance our dividend and cash management capabilities.

52/ATR	2024 Form 10-K

Significant deferred tax assets and liabilities as of December 31, 2024 and 2023 are composed of the following temporary differences:

	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$72,766	$49,016
Operating and finance leases	21,712	20,440
Pension liabilities	6,472	13,608
Share-based compensation	3,747	7,326
U.S. state tax credits	5,790	6,110
Vacation and bonus	16,223	16,915
U.S. capitalized research expenditures	41,956	35,563
Inventory	6,094	7,166
Accrued liabilities and other reserves	9,598	9,622
Other	15,575	16,470
Total gross deferred tax assets	$199,933	$182,236
Less valuation allowance	(61,134)	(48,856)
Net deferred tax assets	$138,799	$133,380
Deferred Tax Liabilities:
Acquisition related intangibles	$51,155	$57,426
Depreciation and amortization	21,325	25,541
Operating and finance leases	22,672	22,715
Other	8,059	6,988
Total gross deferred tax liabilities	$103,211	$112,670
Net deferred tax assets (liabilities)	$35,588	$20,710
We evaluate the deferred tax assets and record a valuation allowance when it is believed it is more likely than not that the benefit will not be realized. We have established a valuation allowance for $56.9 million of the $72.8 million of tax effected net operating loss carryforwards. These losses are generally in locations that have not produced cumulative three year operating profit. During 2024 we recorded a $29.5 million deferred tax asset for our tax losses in Luxembourg and have established a valuation allowance of $18.5 million related to this asset. Additionally, given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to support the realization of $7.0 million to $10.0 million of deferred tax assets for which there is currently a corresponding valuation allowance. A valuation allowance of $4.0 million has also been established against the $5.8 million of U.S. state tax credit carryforwards.
There is no expiration date on $63.7 million of the tax-effected net operating loss carryforwards and $9.1 million (tax effected) will expire in the years 2025 to 2044. The U.S. state tax credit carryforwards of $5.8 million (tax effected) will expire in the years 2025 to 2039.
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

53/ATR	2024 Form 10-K

Income Tax Uncertainties
We provide a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2024	2023	2022
Balance at January 1	$5,942	$6,919	$7,225
Increases based on tax positions for the current year	300	985	1,433
Increases (Decreases) based on tax positions of prior years	107	(997)	(1,616)
Settlements	(127)	(901)	(80)
Lapse of statute of limitations	(430)	(64)	(43)
Balance at December 31	$5,792	$5,942	$6,919
As of December 31, 2024, the total amount of unrecognized tax benefits was $5.8 million, which if recognized, would favorably impact our effective tax rate. We estimate that it is reasonably possible that the liability for uncertain tax positions will decrease by approximately $1.3 million in the next 12 months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.
We recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. As of December 31, 2024, 2023 and 2022, we had approximately $3.6 million, $3.4 million and $4.9 million, respectively, accrued for the payment of interest and penalties, of which approximately $0.2 million, $0.2 million and $0.3 million was recognized in income tax expense for the years ended December 31, 2024, 2023 and 2022, respectively.
Aptar or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2021-2024
United States — State	2020-2024
France	2021-2024
Germany	2022-2024
Italy	2018-2024
China	2014-2024
NOTE 7 DEBT
Revolving Credit Facility and Overdrafts
At December 31, 2024 and 2023, our revolving credit facility and overdrafts consisted of the following:

	2024	2023
Revolving credit facility 3.80%	$176,035	$80,662
Overdrafts	—	1,132
	$176,035	$81,794
Aptar has a revolving credit facility (the "revolving credit facility") with a syndicate of banks that provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and could be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, Aptar entered into a new amended and restated agreement (the "amended revolving credit facility") that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2024, €170.0 million ($176.0 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2023, Aptar had utilized $36.5 million and €40.0 million ($44.2 million) under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.

54/ATR	2024 Form 10-K

There are no compensating balance requirements associated with our amended revolving credit facility. Each borrowing under the amended revolving credit facility will bear interest at rates based on SOFR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The amended revolving credit facility also provides mechanics relating to a transition away from designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the amended revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the amended revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. We incurred approximately $9.5 million and $3.9 million in interest and fees related to our credit facility and money market borrowing arrangement during 2024 and 2023, respectively.
Average borrowings under the amended revolving credit facility and money market borrowing arrangement were $170.6 million and $60.5 million for 2024 and 2023, respectively. The average annual interest rate on the amended revolving credit facility and money market borrowing arrangement was 5.1% and 5.2% for 2024 and 2023, respectively.
Aptar has an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of December 31, 2024 or December 31, 2023.
Long-Term Obligations
On February 26, 2024, we repaid in full the $100 million 3.49% Senior Unsecured Notes that were due in February 2024. On July 19, 2024, we repaid in full the €200 million 1.17% Senior Unsecured Notes that were due in July 2024. On September 5, 2024, we repaid in full the $50 million 3.4% Senior Unsecured Notes that were due in September 2024. These were repaid using borrowings from our amended revolving credit facility or the Term Loan.
On July 19, 2023, we repaid in full the €100 million 0.98% Senior Notes that were due in July 2023.
At December 31, 2024 and 2023, our long-term obligations consisted of the following:

	December 31, 2024	December 31, 2023
Notes payable 0.00% – 2.25%, due in monthly and annual installments through 2030	$15,135	$14,988
Senior unsecured notes 3.4%, due in 2024	—	50,000
Senior unsecured notes 3.5%, due in 2024	—	100,000
Senior unsecured notes 1.2%, due in 2024	—	220,810
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Term loan 5.8% floating, due in 2027	166,000	—
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.7 million	399,258	399,154
Finance Lease Liabilities	23,753	26,478
Unamortized debt issuance costs	(3,830)	(3,816)
	$850,316	$1,057,614
Current maturities of long-term obligations	(162,250)	(376,426)
Total long-term obligations	$688,066	$681,188
The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 8, due annually for the next five years and thereafter are:

2025	$158,993
2026	155,457
2027	116,488
2028	88
2029	73
Thereafter	399,294

55/ATR	2024 Form 10-K

Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2024
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.08 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.43 to 1.00

(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
NOTE 8 LEASE COMMITMENTS
We lease certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and finance leases expiring at various dates through the year 2042. Most of the operating leases contain renewal options and certain leases include options to purchase the related asset during or at the end of the lease term.
Amortization expense related to finance leases is included in depreciation expense while rent expense related to operating leases is included within cost of sales and selling research & development and administrative expenses (“SG&A”).
The components of lease expense for the years ended December 31, 2024 and 2023 were as follows:

Year Ended December 31,	2024	2023
Operating lease cost	$20,061	$20,780

Finance lease cost:
Amortization of right-of-use assets	$6,803	$4,662
Interest on lease liabilities	1,192	1,220
Total finance lease cost	$7,995	$5,882

Short-term lease and variable lease costs	$20,149	$20,509
Supplemental cash flow information related to leases was as follows:

Year Ended December 31,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,376	$21,512
Operating cash flows from finance leases	1,289	1,371
Financing cash flows from finance leases	3,054	3,682

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33,726	$14,514
Finance leases	1,705	2,746

56/ATR	2024 Form 10-K

Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$64,213	$59,074

Accounts payable, accrued and other liabilities	$17,015	$14,056
Operating lease liabilities	49,716	45,267
Total operating lease liabilities	$66,731	$59,323

Finance Leases
Property, plant and equipment, gross	$50,319	$51,846
Accumulated depreciation	(20,103)	(15,369)
Property, plant and equipment, net	$30,216	$36,477

Current maturities of long-term obligations, net of unamortized debt issuance cost	$3,563	$3,591
Long-term obligations, net of unamortized debt issuance cost	20,190	22,887
Total finance lease liabilities	$23,753	$26,478

Weighted Average Remaining Lease Term (in years)
Operating leases	4.7	3.5
Finance leases	4.9	5.3

Weighted Average Discount Rate
Operating leases	5.77%	5.52%
Finance leases	5.12%	5.05%
Maturities of lease liabilities as of December 31, 2024, were as follows:

	Operating Leases	Finance Leases
Year 1	$19,758	$4,637
Year 2	16,511	3,500
Year 3	12,267	6,683
Year 4	7,387	2,057
Year 5	5,524	7,230
Thereafter	17,649	3,227
Total lease payments	79,096	27,334
Less imputed interest	(12,365)	(3,581)
Total	$66,731	$23,753
As of December 31, 2024, we have additional operating leases that have not yet commenced of $0.9 million and no finance leases that have not yet commenced. These operating leases will commence in 2025 with lease terms of 2 to 4 years.
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

57/ATR	2024 Form 10-K

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
The following table presents the changes in the benefit obligations and plan assets for the most recent two years for our domestic and foreign plans.

	Domestic Plans		Foreign Plans
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$186,013	$163,872	$104,757	$93,999
Service cost	9,462	9,638	6,492	5,915
Interest cost	8,968	8,631	3,488	3,642
Plan Amendment	—	—	(17)	—
Curtailment/Settlement	—	—	(1,385)	(606)
Prior service cost	—	—	—	(1,134)
Actuarial (gain) loss	(18,156)	13,989	1,370	6,906
Benefits paid	(11,093)	(10,117)	(3,776)	(6,788)
Foreign currency translation adjustment (loss) gain	—	—	(6,733)	2,823
Benefit obligation at end of year	$175,194	$186,013	$104,196	$104,757

	Domestic Plans		Foreign Plans
	2024	2023	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of year	$173,735	$162,151	$72,434	$72,523
Actual return on plan assets	17,624	21,207	3,605	3,978
Employer contribution	495	494	3,580	477
Benefits paid	(11,093)	(10,117)	(3,776)	(6,788)
Foreign currency translation adjustment	—	—	(4,593)	2,244
Fair value of plan assets at end of year	$180,761	$173,735	$71,250	$72,434
Funded status at end of year	$5,567	$(12,278)	$(32,946)	$(32,323)
The following table presents the funded status amounts recognized in our Consolidated Balance Sheets as of December 31, 2024 and 2023.

	Domestic Plans		Foreign Plans
	2024	2023	2024	2023
Non-current assets	$19,739	$2,528	$3,648	$1,664
Current liabilities	(546)	(530)	(46)	(32)
Non-current liabilities	(13,626)	(14,276)	(36,548)	(33,955)
	$5,567	$(12,278)	$(32,946)	$(32,323)
The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive (gain) loss as of December 31, 2024 and 2023.

	Domestic Plans		Foreign Plans
	2024	2023	2024	2023
Net actuarial (gain) loss	$(21,495)	$1,823	$16,201	$15,661
Net prior service cost	—	—	(531)	(162)
Tax effects	6,713	1,029	(6,413)	(6,463)
	$(14,782)	$2,852	$9,257	$9,036

58/ATR	2024 Form 10-K

Changes in benefit obligations and plan assets recognized in other comprehensive income in 2024, 2023 and 2022 are as follows:

	Domestic Plans
	2024	2023	2022
Current year actuarial gain (loss)	$23,318	$(5,161)	$54,295
Amortization of net loss	—	—	6,670
	$23,318	$(5,161)	$60,965

	Foreign Plans
	2024	2023	2022
Current year actuarial (loss) gain	$(47)	$(5,315)	$19,181
Current year prior service cost	20	1,135	(818)
Transfer actuarial gain (loss)	(694)	124	17
Amortization of net loss	201	914	1,688
Amortization of prior service cost	349	177	177
	$(171)	$(2,966)	$20,245
Components of net periodic benefit cost:

	Domestic Plans
	2024	2023	2022
Service cost	$9,462	$9,638	$15,784
Interest cost	8,968	8,631	6,970
Expected return on plan assets	(12,463)	(12,378)	(12,912)
Amortization of net loss	—	—	6,670
Net periodic benefit cost	$5,967	$5,891	$16,512

	Foreign Plans
	2024	2023	2022
Service cost	$6,492	$5,915	$7,547
Interest cost	3,488	3,642	1,388
Expected return on plan assets	(2,243)	(2,340)	(2,728)
Amortization of net loss	201	914	1,688
Amortization of prior service cost	349	177	177
Net periodic benefit cost	$8,287	$8,308	$8,072
Curtailment	(2,205)	(1)	(24)
Total Net periodic benefit cost	$6,082	$8,307	$8,048
The accumulated benefit obligation (“ABO”) for our domestic defined benefit pension plans was $163.4 million and $171.6 million at 2024 and 2023, respectively. The ABO for our foreign defined benefit pension plans was $80.2 million and $80.1 million at December 31, 2024 and 2023, respectively.
The following table provides the projected benefit obligation (“PBO”), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2024 and 2023.

	Domestic Plans		Foreign Plans
	2024	2023	2024	2023
Projected benefit obligation	$14,172	$14,806	$77,645	$56,881
Accumulated benefit obligation	12,412	12,156	54,460	40,312
Fair value of plan assets	—	—	41,238	29,372

59/ATR	2024 Form 10-K

The following table provides the PBO, ABO and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2024 and 2023.

	Domestic Plans		Foreign Plans
	2024	2023	2024	2023
Projected benefit obligation	$14,172	$14,806	$81,273	$81,534
Accumulated benefit obligation	12,412	12,156	57,494	56,969
Fair value of plan assets	—	—	44,676	47,544
Assumptions:

	Domestic Plans			Foreign Plans
	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.60%	4.95%	5.15%	3.33%	3.20%	3.69%
Rate of compensation increase	3.24%	3.24%	3.20%	3.21%	3.20%	3.21%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.95%	5.15%	2.75%	3.32%	3.69%	1.20%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	3.22%	3.23%	3.53%
Rate of compensation increase	3.24%	3.20%	3.17%	3.21%	3.20%	3.20%
We develop the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.
In order to determine the 2025 net periodic benefit cost, we expect to use the December 31, 2024 discount rates, December 31, 2024 rates of compensation increase assumptions and the same assumed long-term returns on domestic and foreign plan assets used for the 2024 net periodic benefit cost.
Our domestic and foreign pension plan weighted-average asset allocations at December 31, 2024 and 2023 by asset category are as follows:
Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2024	2023	2024	2023
Equity securities	50%	48%	3%	3%
Fixed income securities	25%	27%	1%	1%
Corporate debt securities	—	—	2%	1%
Infrastructure	8%	8%	—	—
Hedge funds	11%	11%	—	—
Money market	2%	1%	—%	1%
Investment Funds	—	—	94%	94%
Real estate	4%	5%	—	—
Total	100%	100%	100%	100%
Our investment strategy for our domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2025 is 63% equity securities and 37% fixed income securities and infrastructure. The foreign plan target allocation for 2025 is 100% investment funds.

60/ATR	2024 Form 10-K

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement at December 31, 2024				Foreign Fair Value Measurement at December 31, 2024
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$3,054	$3,054	$—	$—	$275	$275	$—	$—
USD	—	3,054	—	—	—	—	—	—
EUR	—	—	—	—	—	269	—	—
Others	—	—	—	—	—	6	—	—
Equity Securities (a)	$78,234	$78,234	$—	$—	$1,873	$1,873	$—	$—
U.S. Large Cap Equities	—	45,294	—	—	—	—	—	—
U.S. Small Cap Equities	—	10,363	—	—	—	—	—	—
International Equities	—	22,577	—	—	—	1,873	—	—
Fixed Income (a)(b)	$28,526	$28,526	$—	$—	$562	$562	$—	$—
Corporate debts securities	$—	$—	$—	$—	$1,213	$1,213	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	1,213	—	—
Investment Funds	$—	$—	$—	$—	$67,327	$24,377	$42,950	$—
Mutual Funds in Equities (a)	—	—	—	—	—	5,781	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	14,634	—	—
Mutual Funds Diversified (a)(b)	—	—	—	—	—	3,962	42,950	—
Total Investments in Fair Value Hierarchy	$109,814	$109,814	$—	$—	$71,250	$28,300	$42,950	$—
Investments at Net Asset Value per Share	70,947	—	—	—	—	—	—	—
Total Investments	$180,761	$109,814	$—	$—	$71,250	$28,300	$42,950	$—

61/ATR	2024 Form 10-K

	Domestic Fair Value Measurement at December 31, 2023				Foreign Fair Value Measurement at December 31, 2023
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$1,949	$1,949	$—	$—	$514	$514	$—	$—
USD	—	1,949	—	—	—	—	—	—
EUR	—	—	—	—	—	506	—	—
Others	—	—	—	—	—	8	—	—
Equity Securities (a)	$73,483	$73,483	$—	$—	$2,106	$2,106	$—	$—
U.S. Large Cap Equities	—	43,156	—	—	—	—	—	—
U.S. Small Cap Equities	—	8,864	—	—	—	—	—	—
International Equities	—	21,463	—	—	—	2,106	—	—
Fixed Income (a)(b)	$29,171	$29,171	$—	$—	$831	$831	$—	$—
Corporate debts securities	$—	$—	$—	$—	$1,231	$1,231	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	1,231	—	—
Investment Funds	$—	$—	$—	$—	$67,752	$23,513	$44,239	$—
Mutual Funds in Equities (a)	—	—	—	—	—	5,411	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	17,256	—	—
Mutual Funds Diversified (a)(b)	—	—	—	—	—	846	44,239	—
Total Investments in Fair Value Hierarchy	$104,603	$104,603	$—	$—	$72,434	$28,195	$44,239	$—
Investments at Net Asset Value per Share	69,132	—	—	—	—	—	—	—
Total Investments	$173,735	$104,603	$—	$—	$72,434	$28,195	$44,239	$—

(a)Based on third party quotation from financial institution.
(b)Based on observable market transactions.
Contributions
Annual cash contributions to fund pension costs accrued under our domestic plans are generally at least equal to the minimum funding amounts required by ERISA. We contributed $0.5 million SERP plans in 2024 and although we have no minimum funding requirement, we plan to contribute approximately $10.0 million and $0.5 million to pay our domestic defined benefit plans and SERP plans, respectively, in 2025. Contributions to fund pension costs accrued under our foreign plans are made in accordance with local laws or at our discretion. We contributed approximately $3.6 million to our foreign defined benefit plan in 2024 and expect to contribute approximately $0.8 million in 2025.
Estimated Future Benefit Payments
As of December 31, 2024, we expect the plans to make the following estimated benefit payments relating to our defined benefit plans over the next 10 years:

	Domestic Plans	Foreign Plans
2025	$10,191	$5,557
2026	10,932	3,027
2027	10,764	4,305
2028	11,915	4,874
2029	13,139	6,066
2030 - 2034	72,913	39,041
Other Plans
We have a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from our principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $14.2 million and $14.8 million at December 31, 2024 and 2023, respectively. This amount is included in the liability for domestic plans shown above.

62/ATR	2024 Form 10-K

We have a defined contribution 401(k) employee savings plan ("401(k) plan") available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2024, 2023 and 2022, total contributions made to these plans were approximately $5.0 million, $5.0 million and $5.0 million, respectively. As discussed above, domestic employees hired after December 31, 2020 will no longer be eligible for the pension plans and will instead receive an annual Aptar Retirement Savings Account contribution of 5% of their eligible earnings in the 401(k) plan. For the years ended December 31, 2024, 2023 and 2022, total contributions for these eligible employees was approximately $3.3 million, $2.7 million and $2.0 million, respectively.
We have several foreign defined contribution plans, which require us to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2024, 2023 and 2022, total contributions made to these plans were approximately $3.0 million, $3.1 million and $2.9 million, respectively.
We have no additional postretirement or postemployment benefit plans.
NOTE 10 ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in Accumulated Other Comprehensive Income/(Loss) by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2021	$(249,500)	$(66,486)	$(55)	$(316,041)
Other comprehensive (loss) income before reclassifications	(79,240)	54,149	(6,666)	(31,757)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,386	46	6,432
Net current-period other comprehensive (loss) income	(79,240)	60,535	(6,620)	(25,325)
Balance - December 31, 2022	$(328,740)	$(5,951)	$(6,675)	$(341,366)
Other comprehensive (loss) income before reclassifications	48,658	(6,711)	(10,086)	31,861
Amounts reclassified from accumulated other comprehensive income	—	771	—	771
Net current-period other comprehensive (loss) income	48,658	(5,940)	(10,086)	32,632
Balance - December 31, 2023	$(280,082)	$(11,891)	$(16,761)	$(308,734)
Other comprehensive (loss) income before reclassifications	(145,967)	17,043	7,813	(121,111)
Amounts reclassified from accumulated other comprehensive income	—	370	—	370
Net current-period other comprehensive (loss) income	(145,967)	17,413	7,813	(120,741)
Balance - December 31, 2024	$(426,049)	$5,522	$(8,948)	$(429,475)
Reclassifications Out of Accumulated Other Comprehensive Income/(Loss):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line in the Statement Where Net Income is Presented
Year Ended December 31,	2024	2023	2022

Defined Benefit Pension Plans
Amortization of net loss	$201	$914	$8,358	(1)
Amortization of prior service cost	349	177	177	(1)
	550	1,091	8,535	Total before tax
	(180)	(320)	(2,149)	Tax benefit
	$370	$771	$6,386	Net of tax
Derivatives
Changes in cross currency swap: interest component	$—	$—	$(171)	Interest Expense
Changes in cross currency swap: foreign exchange component	—	—	217	Miscellaneous, net
	$—	$—	$46	Net of tax
Total reclassifications for the period	$370	$771	$6,432

(1)These accumulated other comprehensive income components are included in the computation of total net periodic benefit costs, net of tax (see Note 9 - Retirement and Deferred Compensation Plans for additional details).

63/ATR	2024 Form 10-K

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
On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. As of December 31, 2024, the fair value of the cross currency swap was a $11.9 million liability. The swap agreement will mature on September 15, 2029.
Other
As of December 31, 2024, we have recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other and $0.6 million in accounts payable, accrued and other liabilities in the Consolidated Balance Sheets. All forward exchange contracts outstanding as of December 31, 2024 had an aggregate notional contract amount of $69.9 million.

64/ATR	2024 Form 10-K

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023
		December 31, 2024		December 31, 2023
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$572	$—	$386
		$—	$572	$—	$386

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$622	$—	$221
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	11,851	—	22,199	—
		$11,851	$622	$22,199	$221

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2024 and December 31, 2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2024	2023		2024	2023
Cross currency swap contract:
Foreign exchange component	$7,813	$(10,086)	Miscellaneous, net	$—	$—	$3,265
	$7,813	$(10,086)		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income for the Fiscal Years Ended December 31, 2024 and December 31, 2023
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2024	2023
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(190)	$(668)
		$(190)	$(668)

65/ATR	2024 Form 10-K

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
Description
December 31, 2024
Derivative Assets	$572	$—	$572	$—	$—	$572
Total Assets	$572	$—	$572	$—	$—	$572

Derivative Liabilities	$12,473	$—	$12,473	$—	$—	$12,473
Total Liabilities	$12,473	$—	$12,473	$—	$—	$12,473

December 31, 2023
Derivative Assets	$386	$—	$386	$—	$—	$386
Total Assets	$386	$—	$386	$—	$—	$386

Derivative Liabilities	$22,420	$—	$22,420	$—	$—	$22,420
Total Liabilities	$22,420	$—	$22,420	$—	$—	$22,420

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of December 31, 2024, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,986	$2,986	$—	$—
Foreign exchange contracts (2)	572	—	572	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$9,208	$2,986	$572	$5,650
Liabilities
Foreign exchange contracts (2)	$622	$—	$622	$—
Cross currency swap contract (2)	11,851	—	11,851	—
Total liabilities at fair value	$12,473	$—	$12,473	$—

66/ATR	2024 Form 10-K

As of December 31, 2023, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,106	$1,106	$—	$—
Foreign exchange contracts (2)	386	—	386	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$7,142	$1,106	$386	$5,650
Liabilities
Foreign exchange contracts (2)	$221	$—	$221	$—
Cross currency swap contract (2)	22,199	—	22,199	—
Total liabilities at fair value	$22,420	$—	$22,420	$—

(1)Investment in PureCycle Technologies ("PCT" or "PureCycle"). See Note 20 - Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
(3)Investment in convertible notes in Enable Injections, Inc. and Siklus Refill Pte, Ltd. The investments are included within Miscellaneous assets in our Consolidated Balance Sheets.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $0.6 billion as of December 31, 2024 and December 31, 2023, respectively.
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
We have various purchase commitments for raw materials, supplies, and property and equipment obtained in the normal course of business. As of December 31, 2024, we have unconditional purchase commitments of approximately $46.1 million of which the majority relate to open purchase orders for fixed assets over the next four years, for which no liabilities have been recorded.
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2024.
A fire caused damage to our facility in Annecy, France in June 2016. We were insured for the damages caused by the fire, including business interruption insurance. In 2022, we filed a lawsuit against the insurance company to recover a part of our claim. We reached a settlement with the insurance company during the fourth quarter of 2023 for $6.6 million, which is recorded in Miscellaneous income (expense), net in our Consolidated Statements of Income.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $12 million in principal and $15 million to $16 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the probability of settlement and the timing of our appeal, no liability is recorded as of December 31, 2024.
We will continue to evaluate these liabilities periodically based on available information, including the progress of remedial investigations, the status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs and penalties among potentially responsible parties.

67/ATR	2024 Form 10-K

NOTE 14 STOCK REPURCHASE PROGRAM
On October 10, 2024, we announced a share repurchase authorization of up to $500 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
In 2024, 2023 and 2022, we repurchased approximately 433 thousand, 399 thousand and 860 thousand shares, respectively, of our outstanding common stock at a total cost of $68.6 million, $47.6 million and $92.1 million, respectively. As of December 31, 2024, there was $462.7 million of authorized share repurchases available to us.
NOTE 15 CAPITAL STOCK
We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares			Treasury Shares
	2024	2023	2022	2024	2023	2022
Balance at the beginning of the year	71,679,658	70,848,810	70,370,812	5,775,295	5,555,027	4,852,709
Employee option exercises	629,541	679,878	301,463	(192,123)	(178,326)	(157,682)
Director option exercises	6,500	—	—	—	—	—
Restricted stock vestings	150,849	150,970	176,535	—	—	—
Common stock repurchases	—	—	—	432,600	398,594	860,000
Balance at the end of the year	72,466,548	71,679,658	70,848,810	6,015,772	5,775,295	5,555,027
The cash dividends paid on the common stock for the years ended December 31, 2024, 2023 and 2022 aggregated $114.1 million, $103.7 million and $99.5 million, respectively.
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
For awards granted in the first quarter of 2023 and thereafter, our performance-based RSUs will vest based on our return on invested capital ("ROIC"). Award share payouts depend on the extent to which the ROIC performance goal has been achieved, but the final payout is adjusted by a total shareholder return (“TSR”) modifier.
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

68/ATR	2024 Form 10-K

Year Ended December 31,	2024	2023	(1)	2022
Fair value per stock award	$145.79	$116.17		$141.95
Grant date stock price	$141.00	$111.38		$114.52
Assumptions:
Aptar's stock price expected volatility	18.80%	20.00%		20.20%
Expected average volatility of peer companies	34.80%	39.70%		41.70%
Correlation assumption	30.70%	33.30%		41.20%
Risk-free interest rate	4.51%	3.83%		2.04%
Dividend yield assumption	1.16%	1.36%		1.33%

(1)The 2023 award inputs and assumptions are related to PSU-ROIC awards with a TSR modifier.
A summary of RSU activity as of December 31, 2024, and changes during the period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	335,874	$115.15	514,383	$130.10
Granted	130,098	138.24	129,614	145.79
Vested	(184,631)	119.11	(97,686)	162.24
Forfeited	(4,096)	119.31	(33,085)	142.78
Nonvested at December 31, 2024	277,245	$123.28	513,226	$127.17
Included in the December 31, 2024 time-based RSU activity are 10,208 units granted to non-employee directors and 11,508 units vested related to non-employee directors.

Year Ended December 31,	2024	2023	2022
Compensation expense	$40,581	$37,015	$40,937
Fair value of units vested	36,313	29,100	32,013
Intrinsic value of units vested	40,083	33,914	33,024
The actual tax benefit realized for the tax deduction from RSUs was approximately $7.6 million, $5.9 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $44.9 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted average period of 1.8 years.
Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted for employees in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $36.07 per share for all employees during 2024. The weighted-average fair value of stock options granted under the stock awards plans were $19.84 and $24.23 per share for executive officers and all other employees, respectively, during 2023. In 2023, Aptar executive officers received stock options with an exercise price that was 110% of the closing market price on the date of grant. The exercise price of the options granted in 2024 was $141.00. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Year Ended December 31,	2024	2023
Dividend Yield	1.28%	1.41%
Expected Stock Price Volatility	17.03%	16.55%
Risk-free Interest Rate	4.51%	3.57%
Expected Life of Option (years)	7.0	7.0

69/ATR	2024 Form 10-K

A summary of option activity under our stock plans as of December 31, 2024, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2024	2,182,784	$80.63	19,000	$66.59
Granted	249,805	141.00	—	—
Exercised	(750,771)	71.62	(19,000)	66.59
Forfeited or expired	(18,511)	87.66	—	—
Outstanding at December 31, 2024	1,663,307	$93.69	—	$—
Exercisable at December 31, 2024	1,211,208	$80.20	—	$—
Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2024	4.2		0.0
Exercisable at December 31, 2024	2.5		0.0
Aggregate Intrinsic Value:
Outstanding at December 31, 2024	$105,470		$—
Exercisable at December 31, 2024	$93,145		$—
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2024	$57,259		$1,394
December 31, 2023	$38,706		$1,978
December 31, 2022	$20,608		$—

Year Ended December 31,	2024	2023	2022
Compensation expense (included in SG&A)	$6,381	$3,929	$—
Compensation expense (included in Cost of sales)	688	349	—
Compensation expense, Total	$7,069	$4,278	$—
Compensation expense, net of tax	6,880	4,278	—
Grant date fair value of options vested	2,320	2,663	—
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises was approximately $54.8 million, $54.0 million and $28.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $13.2 million, $9.1 million and $4.4 million in the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $4.5 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 1.8 years.
NOTE 17 EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2024, 2023 and 2022 are as follows:

70/ATR	2024 Form 10-K

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2024
Basic EPS
Income available to common stockholders	$374,541	66,334	$5.65
Effect of Dilutive Securities
Stock options		765
Restricted stock		592
Diluted EPS
Income available to common stockholders	$374,541	67,691	$5.53
For the Year Ended December 31, 2023
Basic EPS
Income available to common stockholders	$284,487	65,616	$4.34
Effect of Dilutive Securities
Stock options		874
Restricted stock		415
Diluted EPS
Income available to common stockholders	$284,487	66,905	$4.25
For the Year Ended December 31, 2022
Basic EPS
Income available to common stockholders	$239,288	65,402	$3.66
Effect of Dilutive Securities
Stock options		978
Restricted stock		339
Diluted EPS
Income available to common stockholders	$239,288	66,719	$3.59
NOTE 18 SEGMENT INFORMATION
Effective January 1, 2023, we combined all of our closures technologies into one segment, and realigned and renamed two of our three segments. Our reporting segments became: Aptar Pharma, Aptar Beauty and Aptar Closures. Aptar Pharma and Aptar Beauty are named for the markets they serve with multiple product platforms, while Aptar Closures is named primarily for a single product platform that serves all available markets.
The Aptar Closures business serves multiple markets, including food, beverage, personal care, home care, beauty and healthcare. Aptar's food protection business and our elastomeric flow-control technology business continue to report through the Aptar Closures segment. The realignment brings us closer to how our customers are structured and operate their business. At the same time, we simplified and focused our Beauty segment to better leverage our complex spray and dispensing solutions for prestige and mass brands in the beauty, personal care and home care markets.
The segment realignment had no impact on our Consolidated Statements of Income, Balance Sheets, and Cash Flows. Segment financial information for the prior periods has been recast to conform to the current presentation.
The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies. We adopted ASU 2023-07, Improvement to Reportable Segment Disclosures which requires enhanced segment disclosure. Our chief operating decision maker, ("CODM") is our President and Chief Executive Officer, Stephan Tanda. Our CODM is provided operating reports from each of our reportable segments which include or can easily derive significant segment expenses identified as selling, research & development and administrative expenses and cost of sales by segment. Additionally, the other segment items is primarily comprised of foreign currency gains or losses from operations and other non-operating activity. Our CODM evaluates performance of our reporting segments and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA provides useful information regarding performance of each segment as it reflects profitability and performance of each segment on a consistent and comparable basis, and our CODM considers budget-to-actual variances on a monthly basis when making decisions supporting capital resource allocation, including in connection with development, acquisition and disposition activities in each segment.

71/ATR	2024 Form 10-K

Financial information regarding our reporting segments is shown below:

In thousands
Year Ended December 31,	2024	2023	2022
Total Sales:
Aptar Pharma	$1,644,012	$1,521,837	$1,372,449
Aptar Beauty	1,252,904	1,297,477	1,246,018
Aptar Closures	721,564	706,847	748,055
Total Sales	$3,618,480	$3,526,161	$3,366,522
Less: Intersegment Sales:
Aptar Pharma	$860	$844	$11,193
Aptar Beauty	27,174	29,780	23,483
Aptar Closures	7,556	8,087	9,597
Total Intersegment Sales	$35,590	$38,711	$44,273
Net Sales:
Aptar Pharma	$1,643,152	$1,520,993	$1,361,256
Aptar Beauty	1,225,730	1,267,697	1,222,535
Aptar Closures	714,008	698,760	738,458
Net Sales	$3,582,890	$3,487,450	$3,322,249
Less:
Cost of Sales (exclusive of depreciation and amortization):
Aptar Pharma	834,595	797,542	709,873
Aptar Beauty	884,433	922,223	891,619
Aptar Closures	511,409	507,866	560,300
Selling, Research & Development and Administrative:
Aptar Pharma	241,357	221,808	211,101
Aptar Beauty	183,903	192,831	180,910
Aptar Closures	89,913	87,930	92,697
Other Segment Items:
Aptar Pharma	(1,171)	(990)	(1,340)
Aptar Beauty	(2,515)	(11,073)	(1,881)
Aptar Closures	(1,456)	(729)	(648)
Adjusted EBITDA (1):
Aptar Pharma	$568,371	$502,633	$441,622
Aptar Beauty	159,909	163,716	151,887
Aptar Closures	114,142	103,693	86,109
Adjusted EBITDA for Reportable Segments	$842,422	$770,042	$679,618
Corporate & Other, unallocated	(67,498)	(62,320)	(62,930)
Acquisition-related costs (2)	(140)	(480)	(231)
Restructuring Initiatives (3)	(13,002)	(45,004)	(6,597)
Curtailment gain related to restructuring initiatives (4)	1,851	—	—
Net unrealized investment gain (loss) (5)	1,713	(2,775)	(3,323)
Depreciation and amortization	(263,784)	(248,593)	(233,706)
Interest Expense	(43,898)	(40,418)	(40,827)
Interest Income	12,101	4,373	2,700
Income before Income Taxes	$469,765	$374,825	$334,704

72/ATR	2024 Form 10-K

In thousands
Year Ended December 31,	2024	2023	2022
Depreciation and Amortization:
Aptar Pharma	$120,429	$109,366	$94,396
Aptar Beauty	82,931	83,399	80,498
Aptar Closures	57,326	52,095	52,866
Depreciation and Amortization for Reportable Segments	260,686	244,860	227,760
Corporate & Other	3,098	3,733	5,946
Depreciation and Amortization	$263,784	$248,593	$233,706
Capital Expenditures:
Aptar Pharma	$148,261	$196,083	$164,396
Aptar Beauty	64,571	83,872	74,203
Aptar Closures	45,766	52,160	44,223
Capital Expenditures for Reportable Segments	258,598	332,115	282,822
Corporate & Other	23,630	14,729	29,491
Transfer of Corporate Expenditures (6)	(5,747)	(34,502)	(1,886)
Capital Expenditures	$276,481	$312,342	$310,427
Total Assets:
Aptar Pharma	$2,057,586	$2,111,779	$1,872,843
Aptar Beauty	1,392,491	1,412,203	1,398,813
Aptar Closures	746,127	765,930	779,654
Total Assets for Reportable Segments	4,196,204	4,289,912	4,051,310
Corporate & Other	236,074	161,978	152,148
Total Assets	$4,432,278	$4,451,890	$4,203,458

(1)We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items.
(2)Acquisition-related costs include transaction costs (and purchase accounting adjustments related to acquisitions and investments) (see Note 19 - Acquisitions and Note 20 – Investments in Equity Securities for further details).
(3)Restructuring Initiatives includes expense items for the years ended December 31, 2024, 2023 and 2022 as follows (see Note 21 – Restructuring Initiatives for further details):

In thousands
Year Ended December 31,	2024	2023	2022
Restructuring Initiatives by Plan:
Optimization initiative	$13,019	$45,445	$6,224
Prior year initiatives	(17)	(441)	373
Total Restructuring Initiatives	$13,002	$45,004	$6,597

Restructuring Initiatives by Segment:
Aptar Pharma	$589	$4,852	$—
Aptar Beauty	8,041	20,683	5,539
Aptar Closures	3,835	17,927	1,058
Corporate & Other	537	1,542	—
Total Restructuring Initiatives	$13,002	$45,004	$6,597
(4)The curtailment gain is included in the line miscellaneous income (expense), net in the Consolidated Statements of Income (see Note 9 - Retirement and Deferred Compensation Plans).
(5)Net unrealized investment gain (loss) represents the change in fair value of our investment in PCT (see Note 20 – Investment in Equity Securities for further details).

73/ATR	2024 Form 10-K

(6)The transfer of corporate expenditures represents amounts of projects managed by corporate for the benefit of specific entities within each segment. Once the projects are complete, all related costs are allocated from corporate to and paid by the appropriate entity and the associated assets are then depreciated at the entity level. The increase in 2023 relates to a project build in Suzhou, China.
Geographic Information
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Net Sales to Unaffiliated Customers (1):
United States	$1,037,968	$949,248	$972,920
Europe:
France	499,795	541,333	487,650
Germany	169,891	160,812	163,277
Italy	180,101	200,817	149,725
Spain	171,779	175,101	149,987
Other Europe	748,302	727,662	665,537
Total Europe	1,769,868	1,805,725	1,616,176
China	155,502	146,026	177,855
Other Foreign Countries	619,552	586,451	555,298
Total	$3,582,890	$3,487,450	$3,322,249
Property, Plant and Equipment, Net
United States	$349,255	$357,729	$346,382
Europe:
France	527,570	550,738	482,091
Germany	229,637	225,860	194,898
Italy	44,087	42,240	42,522
Other Europe	66,546	63,864	53,317
Total Europe	867,840	882,702	772,828
China	105,613	112,017	98,469
Other Foreign Countries	124,442	125,615	125,985
Total	$1,447,150	$1,478,063	$1,343,664

(1)Sales are attributed to countries based upon shipped to location.
No single customer or group of affiliated customers represents greater than 4% of our net sales in 2024 and 5% of our net sales in 2023 or 2022.
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

74/ATR	2024 Form 10-K

Also on March 1, 2023, we completed the acquisition of 80% of the equity interests in Gulf Closures W.L.L. ("Gulf Closures"). Gulf Closures, located in Bahrain, is a closure manufacturer for beverage products. The purchase price for 80% ownership was approximately $1.5 million (net of $1.2 million cash acquired) and was funded with cash on hand. This values the full company equity at approximately $3.3 million and implies a non-controlling interest valued at approximately $0.7 million as of the acquisition date. The results of Gulf Closures have been included in the consolidated financial statements within our Aptar Closures segment since the date of acquisition.
For the year ended December 31, 2023, we recognized $0.3 million in transaction costs related to the acquisitions of iD SCENT and Gulf Closures. These costs are reflected in the selling, research & development and administration section of the Consolidated Statements of Income and within acquisition-related costs as disclosed in Note 18 – Segment Information. Pro forma 2023 reported results of operations for the acquisitions have not been presented as the effects of these business combinations individually and in aggregate were not material to the consolidated results of operations.
Goodwill in the amount of $3.8 million was recorded related to the 2023 acquisitions, of which $3.7 million is included in the Aptar Beauty segment and $0.1 million is included in the Aptar Closures segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill acquired in our 2023 acquisitions has expanded our portfolio of fragrance sampling solutions, and has expanded our market opportunities and strengthens our presence in the Middle East region. Goodwill will not be amortized, but will be tested for impairment at least annually. For 2024 and 2023 acquisitions, no goodwill will be deductible for tax purposes.
NOTE 20 INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	December 31, 2024	December 31, 2023
Equity Method Investments
Goldrain	$96,667	$—
BTY	32,047	33,090
Sonmol	4,712	4,751
Desotec GmbH	948	905
Other Investments
PureCycle	2,986	1,106
YAT	5,206	5,352
Loop	2,894	2,894
Others	809	1,105
	$146,269	$49,203
Equity Method Investments
Goldrain
On October 22, 2024, we acquired 40% of the equity interests in Ningbo Jinyu Technology Industry Co., Ltd., doing business as Goldrain, a leading manufacturer of dispensing technologies in China for an approximate purchase price of $99 million. Goldrain is a leading manufacturer specialized in developing and producing packages for skin care, cosmetic, household, cleaning, personal care and perfumery products. Additionally, we noted an initial basis difference between our investment in the business and the amount recorded in Goldrain's equity of $82.7 million including equity method goodwill that will not be amortized. The future amortizable basis difference of $14.7 million as of December 31, 2024 was comprised of intangible assets which are being amortized on a straight line basis over a weighted average useful life of 11.8 years.

75/ATR	2024 Form 10-K

BTY
On January 1, 2020, we acquired 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32 million. Additionally, we noted an initial basis difference between our investment in the business and the amount recorded in BTY's equity of $21.7 million including equity method goodwill that will not be amortized. The future amortizable basis difference of $3.5 million as of December 31, 2024 was comprised of intangible assets which are being amortized on a straight line basis over a weighted average useful life of 13.9 years. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. For the years ended December 31, 2024, 2023 and 2022, Aptar had purchases of $11.4 million, $14.3 million and $11.4 million, respectively, from BTY. As of December 31, 2024 and 2023, approximately $2.5 million and $1.8 million, respectively, was due to BTY and included in accounts payable, accrued and other liabilities on our Consolidated Balance Sheets.
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
In prior years, we also invested, through a series of transactions, $3.0 million in PureCycle and received $0.7 million of equity in exchange for our resource dedication for technological partnership and support. In March 2021, PureCycle became a publicly-traded company and listed its common stock on Nasdaq under the ticker "PCT". At that time, our investment in PureCycle was converted into shares of common stock of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Consolidated Statements of Income. Our remaining investment is subject to lockup conditions that will be released upon PCT's Ironton facility becoming operational and certified by Leidos, as such the duration of the lockup is unknown.
We have sold the following PCT shares related to the PureCycle investment for the years ended December 31, 2023 and 2022:

	Shares Sold	Proceeds	Realized Gain
2022	157,600	$1,599	$1,213
2023	510,449	$5,604	$4,188
No shares were sold during 2024 related to PCT. On April 26, 2024, we received $0.2 million of equity from PureCycle in exchange for our resource dedication for technological partnership and support.
For the years ended December 31, 2024, 2023 and 2022 we recorded the following net investment gain or loss on our investment in PureCycle:

	2024	2023	2022
Net investment gain (loss)	$1,713	$1,413	$(2,110)
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the year ended December 31, 2024 related to these investments.

76/ATR	2024 Form 10-K

NOTE 21 RESTRUCTURING INITIATIVES
For the years ended December 31, 2024, 2023 and 2022, we recognized $13.0 million, $45.4 million and $6.2 million, respectively, of restructuring costs related to our initiative to better leverage our fixed cost base through growth and cost reduction measures. The cumulative expense incurred as of December 31, 2024 was $64.7 million.
As of December 31, 2024, we have recorded the following activity associated with our optimization initiative:

	Beginning Reserve at December 31, 2023	Net Charges for the Year Ended December 31, 2024	Cash Paid	Interest and FX Impact	Ending Reserve at December 31, 2024
Employee severance	$27,078	$6,562	$(23,791)	$(688)	$9,161
Professional fees and other costs	2,810	6,457	(8,559)	88	796
Totals	$29,888	$13,019	$(32,350)	$(600)	$9,957
As of December 31, 2023, we recorded the following activity associated with our optimization initiative:

	Beginning Reserve at December 31, 2022	Net Charges for the Year Ended December 31, 2023	Cash Paid	Interest and FX Impact	Ending Reserve at December 31, 2023
Employee severance	$4,993	$37,167	$(12,608)	$(2,474)	$27,078
Professional fees and other costs	—	8,278	(5,486)	18	2,810
Totals	$4,993	$45,445	$(18,094)	$(2,456)	$29,888

77/ATR	2024 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of AptarGroup, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of AptarGroup, Inc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

78/ATR	2024 Form 10-K

Goodwill Impairment Assessment – Injectables Reporting Unit
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $936.3 million as of December 31, 2024, and as disclosed by management, the goodwill associated with the Injectables reporting unit was $164.2 million. Management evaluates goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. Management calculated the fair value of the Injectables reporting unit and compared the fair value with the associated carrying amounts as of October 1, 2024. Management estimated the fair values of the Injectables reporting unit by discounting future cash flows. Management’s determination of fair value involved judgment and the use of significant estimates and assumptions, including assumptions regarding projected revenue growth rates, projected EBITDA margins, as well as the discount rate to calculate the estimated future cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Injectables reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Injectables reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, projected EBITDA margins, and discount rate for the Injectables reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Injectables reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Injectables reporting unit; (ii) evaluating the appropriateness of the discounted future cash flows; (iii) testing the completeness and accuracy of the underlying data used in the discounted future cash flows; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, projected EBITDA margins, and discount rate for the Injectables reporting unit. Evaluating management’s assumptions related to projected revenue growth rates and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Injectables reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted future cash flows and the reasonableness of the discount rate assumption for the Injectables reporting unit.
Revenue Recognition – Product Sales
As described in Notes 1 and 2 to the consolidated financial statements, product sales include the manufacturing and sale of drug and consumer product dosing, dispensing and protection technologies. The Company’s consolidated net sales were $3.58 billion for the year ended December 31, 2024, of which the majority is related to product sales at the time of shipment of the goods. Management recognizes revenue from these product sales when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service). To determine when control transfers, management assesses, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. For a majority of product sales, control of the goods transfers to the customer at the time of shipment of the goods.
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
/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 7, 2025

We have served as the Company’s auditor since 1992.

79/ATR	2024 Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 78.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended December 31, 2024, we implemented ERP systems at one operating unit. Consequently, the control environments have been modified at this location to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the year ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

80/ATR	2024 Form 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors may be found under the principal heading “Election of Directors” including under the subheadings "Nominees for Election", "Directors Whose Present Terms Continue Until 2025" and under the principal heading "Corporate Governance", including under the subheading 'Board and Committee Structure" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2025 (the “2025 Proxy Statement”) and is incorporated herein by reference.
Information with respect to executive officers may be found under the caption “Information About Our Executive Officers” in Part I of this report and is incorporated herein by reference.
Information with respect to audit committee members and audit committee financial experts may be found under the subheading "Audit Committee” under the principal heading "Corporate Governance" in the 2025 Proxy Statement and is incorporated herein by reference.
Information with respect to our Code of Conduct may be found under the subheading "Code of Conduct” under the principal heading "Corporate Governance" in the 2025 Proxy Statement and is incorporated herein by reference. Our Code of Conduct is available through the Corporate Governance link on the Investors page of our website (www.aptar.com).
The information with respect to the Company’s non-compliance with Section 16(a) of the Exchange Act, if applicable, set forth under the principal heading “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement, if any, is incorporated herein by reference.
Aptar has an Insider Trading and Confidentiality Policy (the “Insider Trading Policy”) governing the purchase, sale and other dispositions of Aptar’s securities that applies to Aptar’s directors, officers and employees and other covered persons, as well as Aptar itself. Aptar believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information about the Company’s executive and director compensation and certain related matters set forth under the principal headings “Board Compensation” and “Executive Officer Compensation”, including under subheading “Compensation Committee Report” in the 2025 Proxy Statement is incorporated herein by reference. The information included under the subheading “Compensation Committee Report” under the principal heading “Executive Officer Compensation” in the 2025 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information about the security ownership of certain beneficial owners and management of the Company and certain information regarding our equity compensation plans set forth under the principal headings “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2025 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information about certain relationships and related transactions of the Company and the independence of the board of directors set forth under the principal headings “Transactions with Related Persons” and “Corporate Governance" under subheading "Independence of Directors” in the 2025 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the independent registered public accounting firm fees and services may be found under the principal heading “Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2025” in the 2025 Proxy Statement. Such information is incorporated herein by reference.

81/ATR	2024 Form 10-K

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(b)Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Index to Exhibits on pages 83-87 of this report.
ITEM 16. FORM 10-K SUMMARY
None.

82/ATR	2024 Form 10-K

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, filed on July 25, 2008, is hereby incorporated by reference.

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AptarGroup, Inc., filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 2, 2024, is hereby incorporated by reference.

3.3	Amended and Restated By-Laws of AptarGroup, Inc., filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q filed on October 25, 2024, is hereby incorporated by reference.
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

4.2
Form of AptarGroup, Inc. 3.61% Series 2014-A-3 Senior Notes due December 16, 2025 (included as a part of Exhibit 4.5), filed as Exhibit 4.4 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

4.3
Form of AptarGroup, Inc. 3.61% Series 2014-A-4 Senior Notes due February 26, 2026 (included as a part of Exhibit 4.5), filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

4.4
First Amendment to 2014 Note Purchase Agreement, dated as of July 19, 2017, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on July 25, 2017, is hereby incorporated by reference.

4.5	Description of the Company’s Securities, filed as Exhibit 4.17 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, is hereby incorporated by reference.
4.6
Indenture, dated as of March 7, 2022, between AptarGroup, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.1 to AptarGroup, Inc.'s current report on Form 8-K filed on March 7, 2022, is hereby incorporated by reference.

4.7
First Supplemental Indenture, dated as of March 7, 2022, between AptarGroup, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to AptarGroup, Inc.'s current report on Form 8-K filed on March 7, 2022, is hereby incorporated by reference.

4.8	Form of 3.600% Senior Notes due 2032 (included as a part of Exhibit 4.18).
10.1	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000, is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**
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

83/ATR	2024 Form 10-K

Exhibit Number	Description
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

10.34	AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 9, 2016, is hereby incorporated by reference.**

84/ATR	2024 Form 10-K

Exhibit Number	Description
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

85/ATR	2024 Form 10-K

Exhibit Number	Description
10.53
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.54
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.55
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (All Other Employees) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.56
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.57
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.57 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, is hereby incorporated by reference.**

10.58
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.59
Amendment No. 1 to Employment Agreement dated as of February 17, 2022 between AptarGroup, Inc. and Stephan Tanda, filed as Exhibit 10.59 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.60
Amendment No. 1 to Employment Agreement dated as of February 17, 2022 between AptarGroup, Inc. and Robert Kuhn, filed as Exhibit 10.60 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.61
Amendment No. 1 to Employment Agreement dated as of February 17, 2022 between AptarGroup, Inc. and Xiangwei Gong, filed as Exhibit 10.61 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.62
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.62 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.63
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.63 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.64
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (All Other Employees) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.64 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.65
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.65 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.66
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.66 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.67
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.67 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.68
Amendment No. 2 to Employment Agreement dated as of February 16, 2023 between AptarGroup, Inc. and Robert Kuhn, filed as Exhibit 10.69 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2022, is hereby incorporated by reference.**

10.69
Form of Stock Option Agreement for Employees pursuant to AptarGroup, Inc.'s 2018 Equity Incentive Plan, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2024, is hereby incorporated by reference.**

86/ATR	2024 Form 10-K

Exhibit Number	Description
10.70
Second Amended and Restated Credit Agreement, dated as of July 2, 2024, among the Company, the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 3, 2024, is hereby incorporated by reference.

10.71
Employment Agreement dated as of July 24, 2024 between AptarGroup, Inc. and Vanessa Kanu, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 25, 2024, is hereby incorporated by reference.**

10.72
Advisory Agreement dated July 24, 2024 between AptarGroup, Inc. and Robert Kuhn, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2024, is hereby incorporated by reference.**

10.73*
Employment Agreement dated January 25, 2016 between Aptar Europe Holding SAS (successor to the French branch of AptarGroup UK Holdings Limited) and Hedi Tlili, with supplemental letter thereto, dated December 18, 2019 .** ***

10.74*	Amendment to Employment Contract dated December 4, 2019 between Aptar Europe Holding SAS (successor to the French branch of AptarGroup UK Holdings Limited) and Hedi Tlili.** ***
10.75*	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Annual Performance Incentive Grant) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.**
19*	Insider Trading and Confidentiality Policy.***
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
AptarGroup, Inc.'s Policy on Recoupment and Forfeiture of Incentive Compensation, filed as Exhibit 97 to the Company's annual report on Form 10-K for the year ended December 31, 2023, is hereby incorporated by reference.

101*
The following financial information from AptarGroup, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 7, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page (ii) the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022 and (vii) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed or furnished herewith.
**Management contract or compensatory plan or arrangement.
***    Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

87/ATR	2024 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.

(Registrant)

Date: February 7, 2025	By	/s/ Vanessa Kanu
Vanessa Kanu
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ CANDACE MATTHEWS	Chair of the Board and Director	February 7, 2025
Candace Matthews

/s/ STEPHAN B. TANDA	President and Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2025
Stephan B. Tanda

/s/ VANESSA KANU	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2025
Vanessa Kanu

/s/ DANIEL ACKERMAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2025
Daniel Ackerman

/s/ GEORGE L. FOTIADES	Director	February 7, 2025
George L. Fotiades

/s/ SARAH GLICKMAN	Director	February 7, 2025
Sarah Glickman

/s/ GIOVANNA KAMPOURI MONNAS	Director	February 7, 2025
Giovanna Kampouri Monnas

/s/ ISABEL MAREY-SEMPER	Director	February 7, 2025
Isabel Marey-Semper

/s/ B. CRAIG OWENS	Director	February 7, 2025
B. Craig Owens

/s/ MATTHEW TREROTOLA	Director	February 7, 2025
Matthew Trerotola

/s/ RALF K. WUNDERLICH	Director	February 7, 2025
Ralf K. Wunderlich

/s/ JULIE XING	Director	February 7, 2025
Julie Xing

88/ATR	2024 Form 10-K

AptarGroup, Inc
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2024, 2023 and 2022

Dollars in thousands
	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserve	Balance at End of Period
2024
CECL (a)	$16,217	$1,016	$—	$(1,448)	$15,785
Deferred tax valuation allowance (b)	48,856	1,739	26,903	(16,364)	61,134

2023
CECL (a)	$9,519	$8,077	$12	$(1,391)	$16,217
Deferred tax valuation allowance	46,239	1,498	2,495	(1,376)	48,856

2022
CECL (a)	$7,374	$3,213	$—	$(1,068)	$9,519
Deferred tax valuation allowance	47,149	3,754	380	(5,044)	46,239

(a)The deductions from reserve column represents the write-off of accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.
(b)The 2024 increase to the deferred tax valuation allowance in the charged to other accounts column primarily relates to the establishment of a $29.5 million deferred tax valuation allowance for deferred tax assets established to reflect prior period tax losses not previously expected to be realized that were not recognized on the Balance Sheet. As of December 31, 2024, management expects $11.0 million of these losses to be realizable in future periods, which is reflected in the deductions from the reserve column.

89/ATR	2024 Form 10-K