Form 10-Q
period 2025-03-31
APTARGROUP, INC.
filed 2025-05-02
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of April 28, 2025, was 66,040,697 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended March 31, 2025

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2025	2024

Net Sales	$887,305	$915,448
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	550,891	582,756
Selling, research & development and administrative	155,277	152,780
Depreciation and amortization	65,647	64,349
Restructuring initiatives	2,042	3,480
Total Operating Expenses	773,857	803,365
Operating Income	113,448	112,083

Other (Expense) Income:
Interest expense	(11,351)	(10,175)
Interest income	2,814	2,898
Net investment (loss) gain	(1,096)	592
Equity in results of affiliates	2,086	(221)
Miscellaneous income (expense), net	114	(859)
Total Other Expense	(7,433)	(7,765)

Income before Income Taxes	106,015	104,318

Provision for Income Taxes	27,352	21,385

Net Income	$78,663	$82,933

Net Loss Attributable to Noncontrolling Interests	$135	$171

Net Income Attributable to AptarGroup, Inc.	$78,798	$83,104

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.19	$1.26
Diluted	$1.17	$1.23

Average Number of Shares Outstanding:
Basic	66,271	66,064
Diluted	67,491	67,432

Dividends per Common Share	$0.45	$0.41

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

Three Months Ended March 31,	2025	2024

Net Income	$78,663	$82,933
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	82,361	(42,102)
Changes in derivative (losses) gains, net of tax	(3,867)	2,908
Changes in defined benefit pension plan, net of tax
Actuarial gain, net of tax	68	80
Amortization of prior service cost included in net income, net of tax	113	20
Amortization of net loss included in net income, net of tax	19	183
Total defined benefit pension plan, net of tax	200	283
Total other comprehensive income (loss)	78,694	(38,911)
Comprehensive Income	157,357	44,022
Comprehensive Loss Attributable to Noncontrolling Interests	60	400
Comprehensive Income Attributable to AptarGroup, Inc.	$157,417	$44,422
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	March 31, 2025	December 31, 2024
Assets
Cash and equivalents	$125,839	$223,844
Short-term investments	10,982	2,337
Accounts and notes receivable, less current expected credit loss (“CECL”) of $16,073 in 2025 and $15,785 in 2024	742,703	658,057
Inventories	483,520	461,807
Prepaid and other	148,723	132,338
Total Current Assets	1,511,767	1,478,383
Land	29,178	28,172
Buildings and improvements	785,735	751,813
Machinery and equipment	3,276,867	3,143,236
Property, Plant and Equipment, Gross	4,091,780	3,923,221
Less: Accumulated depreciation	(2,602,382)	(2,476,071)
Property, Plant and Equipment, Net	1,489,398	1,447,150
Investments in equity securities	147,686	146,269
Goodwill	954,292	936,256
Intangible assets, net	249,960	254,769
Operating lease right-of-use assets	66,567	64,213
Miscellaneous	107,418	105,238
Total Other Assets	1,525,923	1,506,745
Total Assets	$4,527,088	$4,432,278
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	March 31, 2025	December 31, 2024
Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit facility and overdrafts	$159,170	$176,035
Current maturities of long-term obligations, net of unamortized debt issuance costs	286,216	162,250
Accounts payable, accrued and other liabilities	762,638	729,996
Total Current Liabilities	1,208,024	1,068,281
Long-Term Obligations, net of unamortized debt issuance costs	561,165	688,066
Deferred income taxes	14,347	14,259
Retirement and deferred compensation plans	67,344	62,210
Operating lease liabilities	50,850	49,716
Deferred and other non-current liabilities	73,824	63,822
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	206,365	190,007
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 72.6 million and 72.5 million shares issued as of March 31, 2025 and December 31, 2024, respectively	726	725
Capital in excess of par value	1,142,620	1,125,882
Retained earnings	2,419,414	2,370,537
Accumulated other comprehensive loss	(350,858)	(429,475)
Less: Treasury stock at cost, 6.5 million and 6.0 million shares as of March 31, 2025 and December 31, 2024	(674,344)	(595,781)
Total AptarGroup, Inc. Stockholders’ Equity	2,537,558	2,471,888
Noncontrolling interests in subsidiaries	13,976	14,036
Total Stockholders’ Equity	2,551,534	2,485,924
Total Liabilities and Stockholders’ Equity	$4,527,088	$4,432,278
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
March 31, 2025 and 2024	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2023	$2,109,816	$(308,734)	$717	$(539,404)	$1,044,429	$14,474	$2,321,298
Net income (loss)	83,104	—	—	—	—	(171)	82,933
Foreign currency translation adjustments	2	(41,875)	—	—	—	(229)	(42,102)
Changes in unrecognized pension gains and related amortization, net of tax	—	283	—	—	—	—	283
Changes in derivative gains, net of tax	—	2,908	—	—	—	—	2,908
Stock awards and option exercises	—	—	3	5,850	30,900	—	36,753
Cash dividends declared on common stock	(27,064)	—	—	—	—	—	(27,064)
Treasury stock purchased	—	—	—	(12,076)	—	—	(12,076)
Balance - March 31, 2024	$2,165,858	$(347,418)	$720	$(545,630)	$1,075,329	$14,074	$2,362,933

Balance - December 31, 2024	$2,370,537	$(429,475)	$725	$(595,781)	$1,125,882	$14,036	$2,485,924
Net income (loss)	78,798	—	—	—	—	(135)	78,663
Foreign currency translation adjustments	2	82,284	—	—	—	75	82,361
Changes in unrecognized pension gains and related amortization, net of tax	—	200	—	—	—	—	200
Changes in derivative losses, net of tax	—	(3,867)	—	—	—	—	(3,867)
Stock awards and option exercises	—	—	1	2,020	16,738	—	18,759
Cash dividends declared on common stock	(29,923)	—	—	—	—	—	(29,923)
Treasury stock purchased	—	—	—	(80,000)	—	—	(80,000)
Excise tax on treasury shares	—	—	—	(583)	—	—	(583)
Balance - March 31, 2025	$2,419,414	$(350,858)	$726	$(674,344)	$1,142,620	$13,976	$2,551,534
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2025	2024

Cash Flows from Operating Activities:
Net income	$78,663	$82,933
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	54,903	53,026
Amortization	10,744	11,323
Stock-based compensation	19,193	18,276
Provision (release) for CECL	35	(568)
(Gain) loss on disposition of fixed assets	(271)	120
Net loss (gain) on remeasurement of equity securities	1,096	(592)
Deferred income taxes	(1,860)	(7,958)
Defined benefit plan expense	3,277	3,724
Equity in results of affiliates	(2,086)	221
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(69,247)	(56,527)
Inventories	(6,043)	7,266
Prepaid and other current assets	(12,617)	(2,720)
Accounts payable, accrued and other liabilities	33,324	4,712
Income taxes payable	(7,195)	(2,954)
Retirement and deferred compensation plan liabilities	(11,751)	(13,058)
Other changes, net	(7,423)	(4,891)
Net Cash Provided by Operations	82,742	92,333
Cash Flows from Investing Activities:
Capital expenditures	(56,862)	(75,661)
Proceeds from sale of property, plant and equipment	79	175
(Purchases) and maturities of short-term investments, net	(88)	(1,066)
Acquisition of intangible assets, net	(2,475)	—
Notes receivable, net	2,714	(20)
Net Cash Used by Investing Activities	(56,632)	(76,572)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	79	13,504
(Repayments) and proceeds of short-term revolving credit facility, net	(23,880)	68,838
Proceeds from long-term obligations	124	26
Repayments of long-term obligations	(4,552)	(101,320)
Dividends paid	(29,923)	(27,064)
Proceeds from stock option exercises	3,375	22,340
Purchase of treasury stock	(80,000)	(12,076)
Net Cash Used by Financing Activities	(134,777)	(35,752)
Effect of Exchange Rate Changes on Cash	10,662	(3,818)
Net Decrease in Cash and Equivalents and Restricted Cash	(98,005)	(23,809)
Cash and Equivalents and Restricted Cash at Beginning of Period	223,844	223,643
Cash and Equivalents and Restricted Cash at End of Period	$125,839	$199,834

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Also, certain financial position data included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 but does not include all disclosures required by U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
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
In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses on an annual and interim basis. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. We adopted this guidance in the fourth quarter of 2024. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements; however we have expanded disclosures. See Note 16 - Segment Information for further discussion.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are required to be applied prospectively with the option of retrospective application. We are evaluating the impact of the standard on our income tax disclosures and will adopt in the fourth quarter of 2025.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("DISE"), which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 clarifying the effective date. This standard will be effective for fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective adoption. We are evaluating the impact of the standard on our disclosures in the Consolidated Financial Statements.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of March 31, 2025, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $37.7 million.
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
NOTE 2 – REVENUE
Revenue by segment and geography based on shipped to locations for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$198,693	$141,661	$11,981	$57,132	$409,467
Aptar Beauty	187,909	58,197	39,586	20,015	305,707
Aptar Closures	52,044	82,599	20,947	16,541	172,131
Total	$438,646	$282,457	$72,514	$93,688	$887,305

	For the Three Months Ended March 31, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$212,175	$125,810	$12,622	$56,686	$407,293
Aptar Beauty	206,190	63,277	38,187	19,666	327,320
Aptar Closures	56,027	88,816	21,273	14,719	180,835
Total	$474,392	$277,903	$72,082	$91,071	$915,448
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
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of March 31, 2025	Balance as of December 31, 2024	Increase/ (Decrease)
Contract asset (current)	$12,023	$12,571	$(548)
Contract liability (current)	80,000	64,425	15,575
Contract liability (long-term)	46,400	40,551	5,849
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $31.5 million, including $20.5 million relating to contract liabilities at the beginning of the year. Current contract assets are included within Prepaid and other, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
Determining the Transaction Price
In most cases, the transaction price for each performance obligation is stated in the contract. In determining the variable amounts of consideration within the transaction price (such as volume-based customer rebates), we include an estimate of the expected amount of consideration within revenue. We apply the expected value method based on all of the information (historical, current, and forecast) that is reasonably available and identify reasonable estimates based on this information. We apply the method consistently throughout the contract when estimating the effect of an uncertainty on the amount of variable consideration to which we will be entitled.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of March 31, 2025 or December 31, 2024.
Service Sales
We also provide services to our customers. As with product sales, we recognize revenue based on completion of each performance obligation of the service contract. Milestone deliverables and upfront payments are tied to specific performance obligations and recognized upon satisfaction of the individual performance obligation.
Royalty Revenue
We determine the amount and timing of royalty revenue based on our contractual agreements with customers. These contracts contain variable consideration which primarily relate to sales- or usage-based royalties related to the license of intellectual property and license contracts. For sales- and usage-based royalties, ASC 606 provides an exception to estimating variable consideration. Under this exception, we recognize revenues from sales- or usage-based royalty revenue at the later of when the sales or usage occurs or the satisfaction (or partial satisfaction) of the performance obligation to which the royalty has been allocated.
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
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	March 31, 2025	December 31, 2024
Raw materials	$139,361	$133,885
Work in process	172,062	161,350
Finished goods	172,097	166,572
Total	$483,520	$461,807

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2025 by reporting segment were as follows:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2024	$488,234	$281,286	$166,736	$936,256
Foreign currency exchange effects	13,528	3,947	561	18,036
Balance as of March 31, 2025	$501,762	$285,233	$167,297	$954,292
The table below shows a summary of intangible assets as of March 31, 2025 and December 31, 2024.

		March 31, 2025			December 31, 2024
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	12.5	$18,571	$(2,769)	$15,802	$18,333	$(2,343)	$15,990
Acquired technology	11.2	142,680	(85,217)	57,463	137,444	(80,171)	57,273
Customer relationships	13.7	307,019	(153,983)	153,036	303,502	(145,772)	157,730
Trademarks and trade names	8.0	43,673	(37,902)	5,771	42,882	(36,450)	6,432
License agreements and other	19.0	27,201	(9,313)	17,888	26,318	(8,974)	17,344
Total intangible assets	13.3	$539,144	$(289,184)	$249,960	$528,479	$(273,710)	$254,769
Aggregate amortization expense for the intangible assets above for the three months ended March 31, 2025 and 2024 was $10,744 and $11,323, respectively.
As of March 31, 2025, future estimated amortization expense for the years ending December 31 is as follows:

2025	$32,735	(remaining estimated amortization for 2025)
2026	42,244
2027	34,181
2028	30,321
2029	27,769
Thereafter	82,710
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2025.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The Organization for Economic Cooperation and Development’s Model Global Anti-Base Erosion rules under Pillar Two have been enacted by various countries beginning in 2024. These enacted laws relate to the Pillar Two safe harbors, Income Inclusion Rule, Qualified Domestic Minimum Tax, and the Undertaxed Profits Rule for 2025. We have analyzed the provisions in the applicable jurisdictions and provided for the appropriate tax amounts. We do not expect a material impact for 2025.
The effective tax rate for the three months ended March 31, 2025 and 2024, respectively, was 25.8% and 20.5%. The higher effective tax rate for the three months ended March 31, 2025 reflects the estimated impact of the temporary 2025 surtax enacted in France during the quarter and lower tax benefits from share-based compensation. The tax rate for 2024 also reflects tax incentives in certain non-U.S. jurisdictions from intellectual property development activities.

Given our current and forecast earnings as well as anticipated realization of deferred tax assets, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to support the realization of $7.0 million to $10.0 million of deferred tax assets for which there is currently a valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
NOTE 6 – DEBT
Revolving Credit Facility and Overdrafts
At March 31, 2025 and December 31, 2024, our revolving credit facility and overdrafts consisted of the following:

	March 31, 2025	December 31, 2024
Revolving credit facility 3.37% to 5.83%	$159,089	$176,035
Overdraft 5.75%	81	—
	$159,170	$176,035
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks that provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and could be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2024, €170.0 million ($176.0 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of March 31, 2025, we had utilized $18.5 million and €130 million ($140.6 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027 and enabled drawings on the loan until September 30, 2024 to be used to refinance near-term maturities and for general corporate purposes. As of both March 31, 2025 and December 31, 2024, $166 million was utilized under the Term Loan facility and the unused portion expired.
We have an unsecured money market borrowing arrangement to provide short-term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of March 31, 2025 or December 31, 2024.

Long-Term Obligations
At March 31, 2025 and December 31, 2024, our long-term obligations consisted of the following:

	March 31, 2025	December 31, 2024
Notes payable 0.00% – 2.25%, due in monthly and annual installments through 2031	$12,321	$15,135
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Term loan 5.8% floating, due in 2027	166,000	166,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.7 million	399,283	399,258
Finance Lease Liabilities	23,420	23,753
Unamortized debt issuance costs	(3,643)	(3,830)
	$847,381	$850,316
Current maturities of long-term obligations	(286,216)	(162,250)
Total long-term obligations	$561,165	$688,066
The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 7, due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$282,800
Year Two	28,877
Year Three	116,438
Year Four	92
Year Five	76
Thereafter	399,321
Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2025
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.16 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.21 to 1.00
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

The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows:

Three Months Ended March 31,	2025	2024
Operating lease cost	$5,240	$4,881

Finance lease cost:
Amortization of right-of-use assets	$1,858	$1,670
Interest on lease liabilities	288	296
Total finance lease cost	$2,146	$1,966

Short-term lease and variable lease costs	$4,848	$5,198
Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31,	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,422	$5,820
Operating cash flows from finance leases	312	126
Financing cash flows from finance leases	840	1,199

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,347	$5,397
Finance leases	264	191
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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2025	2024	2025	2024
Service cost	$1,983	$2,365	$1,565	$1,630
Interest cost	2,391	2,232	902	875
Expected return on plan assets	(3,186)	(3,101)	(570)	(564)
Amortization of net (gain) loss	(122)	—	291	259
Amortization of prior service cost	—	—	23	28
Net periodic benefit cost	$1,066	$1,496	$2,211	$2,228
The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.

Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. There were no contributions to our domestic defined benefit plans during the three months ended March 31, 2025, however, we expect to make a $10.0 million contribution by the end of the second quarter of 2025. We contributed $0.1 million to our foreign defined benefit plans during the three months ended March 31, 2025 and do not expect any significant contributions during the rest of 2025.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2023	$(280,082)	$(11,891)	$(16,761)	$(308,734)
Other comprehensive (loss) income before reclassifications	(41,875)	80	2,908	(38,887)
Amounts reclassified from accumulated other comprehensive income	—	203	—	203
Net current-period other comprehensive (loss) income	(41,875)	283	2,908	(38,684)
Balance - March 31, 2024	$(321,957)	$(11,608)	$(13,853)	$(347,418)

Balance - December 31, 2024	$(426,049)	$5,522	$(8,948)	$(429,475)
Other comprehensive income (loss) before reclassifications	82,284	68	(3,867)	78,485
Amounts reclassified from accumulated other comprehensive income	—	132	—	132
Net current-period other comprehensive income (loss)	82,284	200	(3,867)	78,617
Balance - March 31, 2025	$(343,765)	$5,722	$(12,815)	$(350,858)
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended March 31,	2025	2024

Defined Benefit Pension Plans
Amortization of net loss	$169	$259	(1)
Amortization of prior service cost	23	28	(1)
	192	287	Total before tax
	(60)	(84)	Tax impact
	$132	$203	Net of tax
Total reclassifications for the period	$132	$203
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
On July 6, 2022, we entered into a seven-year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of March 31, 2025, the fair value of the cross currency swap was a $17.0 million liability. The swap agreement will mature on September 15, 2029.
Other
As of March 31, 2025, we have recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other and $0.2 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of March 31, 2025 had an aggregate notional contract amount of $75.5 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024

		March 31, 2025		December 31, 2024
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$644	$—	$572
		$—	$644	$—	$572

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$182	$—	$622
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	16,974	—	11,851	—
		$16,974	$182	$11,851	$622
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 and 2024

Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2025	2024		2025	2024
Cross currency swap agreement:
Foreign exchange component	$(3,867)	$2,908	Miscellaneous, net	$—	$—	$114
	$(3,867)	$2,908		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2025 and 2024

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2025	2024
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$521	$(297)
		$521	$(297)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2025
Derivative Assets	$644	—	$644	—	—	$644
Total Assets	$644	—	$644	—	—	$644

Derivative Liabilities	$17,156	—	$17,156	—	—	$17,156
Total Liabilities	$17,156	—	$17,156	—	—	$17,156

December 31, 2024
Derivative Assets	$572	—	$572	—	—	$572
Total Assets	$572	—	$572	—	—	$572

Derivative Liabilities	$12,473	—	$12,473	—	—	$12,473
Total Liabilities	$12,473	—	$12,473	—	—	$12,473

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of March 31, 2025, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,890	$1,890	$—	$—
Foreign exchange contracts (2)	644	—	644	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$8,184	$1,890	$644	$5,650
Liabilities
Foreign exchange contracts (2)	$182	$—	$182	$—
Cross currency swap contract (2)	16,974	—	16,974	—
Total liabilities at fair value	$17,156	$—	$17,156	$—

As of December 31, 2024, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,986	$2,986	$—	$—
Foreign exchange contracts (2)	572	—	572	—
Convertible note (3)	5,650	—	—	5,650
Total assets at fair value	$9,208	$2,986	$572	$5,650
Liabilities
Foreign exchange contracts (2)	$622	$—	$622	$—
Cross currency swap contract (2)	11,851	—	11,851	—
Total liabilities at fair value	$12,473	$—	$12,473	$—
________________________________________________
(1)Investment in PureCycle Technologies (“PCT” or “PureCycle”). See Note 17 – Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
(3)Investment in convertible notes in Enable Injections, Inc. and Siklus Refill Pte, Ltd. The investments are included within Miscellaneous assets in our Condensed Consolidated Balance Sheets.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $519.4 million as of March 31, 2025 and $624.7 million as of December 31, 2024.
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2025 and December 31, 2024.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $10 million to $11 million in principal, and $21 million to $22 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the probability of settlement and the timing of our appeal, no liability is recorded as of March 31, 2025.
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
During the three months ended March 31, 2025 and March 31, 2024, we repurchased approximately 548 thousand shares for $80.0 million and 86 thousand shares for $12.1 million, respectively. As of March 31, 2025, there was $382.7 million of authorized share repurchases remaining under the existing authorization.

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
For awards granted in the first quarter of 2023 and thereafter, our performance-based RSUs will vest based on our return on invested capital (“ROIC”). Award share payouts depend on the extent to which the ROIC performance goal has been achieved, but the final payout is adjusted by a total shareholder return (“TSR”) modifier.
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

Three Months Ended March 31,	2025	2024
Fair value per stock award	$154.20	$145.79
Grant date stock price	$147.84	$141.00
Assumptions:
Aptar's stock price expected volatility	17.70%	18.80%
Expected average volatility of peer companies	34.10%	34.80%
Correlation assumption	31.00%	30.70%
Risk-free interest rate	4.03%	4.51%
Dividend yield assumption	1.22%	1.16%
A summary of RSU activity as of March 31, 2025 and changes during the three month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	277,245	$123.28	513,226	$127.17
Granted	79,584	144.61	142,543	153.88
Vested	(118,820)	117.49	(1,594)	107.41
Forfeited	(338)	120.28	(9,756)	116.40
Nonvested at March 31, 2025	237,671	$132.99	644,419	$133.29

Three Months Ended March 31,	2025	2024
Compensation expense	$14,763	$13,985
Fair value of units vested	12,406	16,319
Intrinsic value of units vested	17,624	20,246
The actual tax benefit realized for the tax deduction from RSUs was approximately $0.9 million and $4.9 million in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $63.0 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.2 years.
Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.

The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $36.91 and $36.07 per share during the first three months of 2025 and 2024, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Three Months Ended March 31,	2025	2024
Dividend Yield	1.17%	1.28%
Expected Stock Price Volatility	17.66%	17.03%
Risk-free Interest Rate	4.21%	4.51%
Expected Life of Option (years)	7.0	7.0
 A summary of option activity under our stock plans during the three months ended March 31, 2025 is presented below:

	Stock Awards Plans
	Options	Weighted Average Exercise Price
Outstanding, January 1, 2025	1,663,307	$93.69
Granted	225,719	147.84
Exercised	(46,153)	72.64
Forfeited or expired	(4,380)	76.30
Outstanding at March 31, 2025	1,838,493	$100.91
Exercisable at March 31, 2025	1,345,846	$86.96
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2025	4.8
Exercisable at March 31, 2025	3.2
Aggregate Intrinsic Value:
Outstanding at March 31, 2025	$87,249
Exercisable at March 31, 2025	$82,645
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2025	$3,747
March 31, 2024	$19,529

Three Months Ended March 31,	2025	2024
Compensation expense (included in SG&A)	$4,046	$3,852
Compensation expense (included in Cost of sales)	383	439
Compensation expense, Total	$4,429	$4,291
Compensation expense, net of tax	3,852	3,744
Grant date fair value of options vested	5,243	2,299
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the three months ended March 31, 2025 and 2024 was approximately $3.4 million and $22.3 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $3.4 million and $3.7 million in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $8.3 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$78,798	$78,798	$83,104	$83,104

Average equivalent shares
Shares of common stock	66,271	66,271	66,064	66,064
Effect of dilutive stock-based compensation
Stock options	593	—	788	—
Restricted stock	627	—	580	—
Total average equivalent shares	67,491	66,271	67,432	66,064
Net income per share	$1.17	$1.19	$1.23	$1.26
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
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2024. Our chief operating decision maker, ("CODM") is our President and Chief Executive Officer, Stephan Tanda. Our CODM is provided operating reports from each of our reportable segments which include or can be used to easily derive significant segment expenses identified as selling, research & development and administrative expenses and cost of sales by segment. Additionally, the other segment items is primarily comprised of foreign currency gains or losses from operations and other non-operating activity. Our CODM evaluates performance of our reporting segments and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA provides useful information regarding the performance of each segment as it reflects the profitability and performance of each segment on a consistent and comparable basis, and our CODM considers budget-to-actual variances on a monthly basis when making decisions supporting capital resource allocation, including in connection with development, acquisition and disposition activities in each segment.

Financial information regarding our reporting segments is shown below:

Three Months Ended March 31,	2025	2024
Total Sales:
Aptar Pharma	$409,697	$407,490
Aptar Beauty	312,301	334,880
Aptar Closures	173,921	182,697
Total Sales	$895,919	$925,067
Less: Intersegment Sales:
Aptar Pharma	$230	$197
Aptar Beauty	6,594	7,560
Aptar Closures	1,790	1,862
Total Intersegment Sales	$8,614	$9,619
Net Sales:
Aptar Pharma	$409,467	$407,293
Aptar Beauty	305,707	327,320
Aptar Closures	172,131	180,835
Net Sales	$887,305	$915,448
Less:
Cost of Sales (exclusive of depreciation and amortization):
Aptar Pharma	205,137	213,747
Aptar Beauty	224,048	237,972
Aptar Closures	122,391	131,336
Selling, Research & Development and Administrative:
Aptar Pharma	62,483	61,593
Aptar Beauty	46,412	48,628
Aptar Closures	23,012	22,665
Other Segment Items:
Aptar Pharma	(603)	(225)
Aptar Beauty	(1,891)	(414)
Aptar Closures	(532)	(327)
Adjusted EBITDA (1):
Aptar Pharma	$142,450	$132,178
Aptar Beauty	37,138	41,134
Aptar Closures	27,260	27,161
Adjusted EBITDA for Reportable Segments	$206,848	$200,473
Corporate & Other, unallocated	(23,511)	(21,641)
Restructuring Initiatives (2)	(2,042)	(3,480)
Net unrealized investment (loss) gain (3)	(1,096)	592
Depreciation and amortization	(65,647)	(64,349)
Interest Expense	(11,351)	(10,175)
Interest Income	2,814	2,898
Income before Income Taxes	$106,015	$104,318

Three Months Ended March 31,	2025	2024
Depreciation and Amortization:
Aptar Pharma	$31,148	$28,802
Aptar Beauty	20,062	21,228
Aptar Closures	13,575	13,531
Depreciation and Amortization for Reportable Segments	64,785	63,561
Corporate & Other	862	788
Depreciation and Amortization	$65,647	$64,349
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
(2)Restructuring Initiatives includes expense items for the three months ended March 31, 2025 and 2024 as follows (see Note 18 – Restructuring Initiatives for further details):

Three Months Ended March 31,	2025	2024
Restructuring Initiatives by Plan:
Optimization initiative	$2,042	$3,497
Prior year initiatives	—	(17)
Total Restructuring Initiatives	$2,042	$3,480

Restructuring Initiatives by Segment:
Aptar Pharma	$190	$24
Aptar Beauty	395	2,710
Aptar Closures	1,352	760
Corporate & Other	105	(14)
Total Restructuring Initiatives	$2,042	$3,480
(3)Net unrealized investment (loss) gain represents the change in fair value of our investment in PCT (see Note 17 – Investment in Equity Securities for further details).
NOTE 17 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	March 31, 2025	December 31, 2024
Equity Method Investments:
Goldrain	$97,807	$96,667
BTY	32,888	32,047
Sonmol	5,121	4,712
Desotec GmbH	1,005	948
Other Investments:
PureCycle	1,890	2,986
YAT	5,236	5,206
Loop	2,894	2,894
Others	845	809
	$147,686	$146,269

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
BTY
On January 1, 2020, we acquired 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32.0 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. For the three months ended March 31, 2025 and March 31, 2024, we had purchases of $3.0 million and $2.3 million, respectively, from BTY. As of March 31, 2025 and December 31, 2024, approximately $1.5 million and $2.5 million, respectively, was due to BTY and included in accounts payable, accrued and other liabilities on our Condensed Consolidated Balance Sheets.
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
No shares were sold during 2024 or the first quarter of 2025 related to PCT. On April 26, 2024, we received $0.2 million of equity in exchange for our resource dedication for technological partnership and support.
For the three months ended March 31, 2025 and 2024, we recorded the following net investment gain or loss on our investment in PureCycle:

Three Months Ended March 31,	2025	2024
Net investment (loss) gain	$(1,096)	$592
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the three months ended March 31, 2025 and 2024 related to these investments.

NOTE 18 – RESTRUCTURING INITIATIVES
For the three months ended March 31, 2025 and March 31, 2024, we recognized $2.0 million and $3.5 million, respectively, of restructuring costs related to our initiatives to better leverage our fixed cost base through growth and cost reduction measures. The cumulative expense incurred as of March 31, 2025 was $66.7 million.
As of March 31, 2025, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2024	Net Charges for the Three Months Ended March 31, 2025	Cash Paid	Interest and FX Impact	Ending Reserve at March 31, 2025
Employee severance	$9,161	$192	$(1,490)	$275	$8,138
Professional fees and other costs	796	1,850	(1,834)	(8)	804
Totals	$9,957	$2,042	$(3,324)	$267	$8,942
As of March 31, 2024, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2023	Net Charges for the Three Months Ended March 31, 2024	Cash Paid	Interest and FX Impact	Ending Reserve at March 31, 2024
Employee severance	$27,078	$1,743	$(4,453)	$151	$24,519
Professional fees and other costs	2,810	1,754	(1,101)	(14)	3,449
Totals	$29,888	$3,497	$(5,554)	$137	$27,968

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Three Months Ended March 31,	2025	2024
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	62.1	63.7
Selling, research & development and administrative	17.5	16.7
Depreciation and amortization	7.4	7.0
Restructuring initiatives	0.2	0.4
Operating income	12.8	12.2
Interest expense	(1.3)	(1.1)
Other expense	0.4	0.3
Income before income taxes	11.9	11.4
Net Income	8.9	9.1
Effective tax rate	25.8%	20.5%
Adjusted EBITDA margin (1)	20.7%	19.5%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
NET SALES
Reported net sales for the first three months of 2025 decreased 3% to $887.3 million compared to $915.4 million for the first three months of 2024. Changes in foreign currency exchange rates negatively impacted our consolidated results by 3% during the first three months of 2025. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, for the first quarter of 2025 were flat with the same period in 2024. Strong volume growth, especially for our products in our prescription and closures segments, more than compensated for lower tooling and beauty volumes, net of any price adjustments.

Three Months Ended March 31, 2025 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	1%	(7)%	(5)%	(3)%
Currency Effects (1)	2%	4%	3%	3%
Core Sales Growth	3%	(3)%	(2)%	—%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

Three Months Ended March 31,	2025	% of Total	2024	% of Total

Domestic	$282,457	32%	$277,903	30%
Europe	438,646	49%	474,392	52%
Latin America	72,514	8%	72,082	8%
Asia	93,688	11%	91,071	10%
For discussion regarding net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
For the first three months of 2025, cost of sales ("COS") as a percent of net sales decreased to 62.1% compared to 63.7% in the same period in 2024. This decrease is mainly due to an improved mix of higher Pharma royalties and product sales along with savings from our cost management initiatives.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our selling, research & development and administrative expenses (“SG&A”) increased by approximately $2.5 million to $155.3 million in the first three months of 2025 compared to $152.8 million during the same period in 2024. Excluding changes in foreign currency rates, SG&A increased by approximately $5.8 million in the first three months of 2025 compared to the first three months of 2024. Improvements realized from our cost management initiatives for the first quarter of 2025 were more than offset by higher compensation costs, including higher accrual rates for certain equity compensation programs and higher hosting fees for our information systems. SG&A as a percentage of net sales increased to 17.5% in the first three months of 2025 compared to 16.7% in the same period in 2024.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased by approximately $1.3 million to $65.6 million in the first three months of 2025 compared to $64.3 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.0 million in the first quarter of 2025 compared to the same period a year ago. This increase is due to higher internal capital investments made during the prior years to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.4% in the first three months of 2025 compared to 7.0% in the same period of the prior year.
RESTRUCTURING INITIATIVES
For the three months ended March 31, 2025 and March 31, 2024, we recognized $2.0 million and $3.5 million, respectively, of restructuring costs related to our initiatives to better leverage our fixed cost base through growth and cost reduction measures. The cumulative expense incurred as of March 31, 2025 was $66.7 million.
Restructuring costs for the three months ended March 31, 2025 and 2024 were as follows:

Three Months Ended March 31,	2025	2024
Restructuring Initiatives by Plan:
Optimization initiative	$2,042	$3,497
Prior year initiatives	—	(17)
Total Restructuring Initiatives	$2,042	$3,480

Restructuring Initiatives by Segment:
Aptar Pharma	$190	$24
Aptar Beauty	395	2,710
Aptar Closures	1,352	760
Corporate & Other	105	(14)
Total Restructuring Initiatives	$2,042	$3,480
OPERATING INCOME
For the first three months of 2025, operating income increased by approximately $1.4 million to $113.4 million compared to $112.1 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $5.2 million in the first three months of 2025 compared to the same period a year ago. This increase was driven by strong growth from our Pharma segment and effective cost management efforts. Operating income as a percentage of net sales increased to 12.8% in the first three months of 2025 compared to 12.2% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased $1.2 million to $11.4 million in the first three months of 2025 compared to $10.2 million during the same period in 2024. During 2024, we refinanced more than $370 million of private placement debt having interest rates between 1.2% and 3.5% and entered into a new term loan and revolving credit facility borrowings having current variable interest rates between 3.4% and 5.8%. See Note 6 - Debt to the Condensed Consolidated Financial Statements for further details.
NET OTHER INCOME (EXPENSE)
Net other income increased $1.5 million to $3.9 million of income for the three months ended March 31, 2025 from $2.4 million of income in the same period of the prior year. Approximately $2.3 million of higher equity results from affiliates more than compensated for the change in the fair value of our PureCycle investment, which resulted in $1.7 million less income during the first three months of 2025 compared to the prior year period.

PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended March 31, 2025 and 2024 was 25.8% and 20.5%, respectively. The higher effective tax rate for the three months ended March 31, 2025 reflects the estimated impact of the temporary 2025 surtax enacted in France during the quarter and lower tax benefits from share-based compensation. The tax rate for 2024 also reflects tax incentives in certain non-U.S. jurisdictions from intellectual property development activities.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $78.8 million in the three months ended March 31, 2025 compared to $83.1 million for the same period in the prior year.
APTAR PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment.

Three Months Ended March 31,	2025	2024

Net Sales	$409,467	$407,293
Adjusted EBITDA (1)	142,450	132,178
Adjusted EBITDA margin (1)	34.8%	32.5%
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
Net sales for the first three months of 2025 increased by approximately 1% to $409.5 million compared to $407.3 million in the first three months of 2024. Changes in currency rates negatively impacted net sales by 2% during the first three months of 2025. Therefore, core sales increased by 3% in the first three months of 2025 compared to the same period in the prior year. Strong volume growth and royalty increases more than compensated for lower tooling sales and pricing adjustments to secure longer term contracts. Core sales of products included in our prescription drug division increased 10% on continued strong demand for our central nervous system and emergency medicine solutions along with higher revenues received from customer royalties. Core sales in the consumer health care market decreased 10% as higher demand for our eye care solutions was offset by lower sales of nasal decongestant, nasal saline and cough and cold products. Injectables core sales declined by 8% facing a challenging comparison from the prior year quarter. The injectables division grew 54% in the first quarter of 2024 during a catch-up period following an enterprise resource planning system implementation. Core sales of our active material science solutions increased 11% mainly on higher demand for our diabetes protection technologies. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Three Months Ended March 31, 2025 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	8%	(12)%	(10)%	10%	19%	1%
Currency Effects (1)	2%	2%	2%	1%	2%	2%
Core Sales Growth	10%	(10)%	(8)%	11%	21%	3%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2025 increased 8% to $142.5 million compared to $132.2 million in the same period of the prior year. This increase was mainly due to the strong core sales growth in prescription and active material solutions along with higher royalty income as discussed above. Overall, our Adjusted EBITDA margin improved to 34.8% in the first three months of 2025 compared to 32.5% in the first three months of 2024.

APTAR BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment.

Three Months Ended March 31,	2025	2024

Net Sales	$305,707	$327,320
Adjusted EBITDA (1)	37,138	41,134
Adjusted EBITDA margin (1)	12.1%	12.6%
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
For the first three months of 2025, reported net sales of $305.7 million decreased 7% compared to $327.3 million reported in the first three months of the prior year. Changes in currency rates negatively impacted segment sales by 4%. Therefore, core sales decreased 3% in the first three months of 2025 compared to the same period in the prior year. Volume gains in North America, Latin America and Asia could not compensate for lower European volumes. Core sales of our products to the beauty market decreased 11% during the first three months of 2025 due to softer European demand for our prestige fragrance and facial skin care products. However, personal care core sales improved 9% over the prior year on higher sales of our hair care and body and skin care products. Also, core sales of our home care market products improved 15% on higher demand from our customers selling air care and surface cleaning products.

Three Months Ended March 31, 2025 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	5%	(15)%	12%	(7)%
Currency Effects (1)	4%	4%	3%	4%
Core Sales Growth	9%	(11)%	15%	(3)%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2025 decreased 10% to $37.1 million compared to $41.1 million reported in the same period in the prior year. Savings realized from our cost improvement initiatives could not fully compensate for the lower beauty volumes mentioned above. Therefore, our Adjusted EBITDA margin declined from 12.6% in the first three months of 2024 to 12.1% during the first three months of 2025.
APTAR CLOSURES SEGMENT
Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and healthcare markets form our Aptar Closures segment. Our food protection business and elastomeric flow-control technology business continue to report through the Aptar Closures segment.

Three Months Ended March 31,	2025	2024

Net Sales	$172,131	$180,835
Adjusted EBITDA (1)	27,260	27,161
Adjusted EBITDA margin (1)	15.8%	15.0%
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

Net sales for the first three months of 2025 decreased approximately 5% to $172.1 million compared to $180.8 million in the first three months of 2024. Changes in currency rates negatively impacted net sales by 3%. Therefore, core sales decreased approximately 2% in the first three months of 2025 compared to the same period in the prior year. During the first quarter of 2025, liquid coffee creamer product sales were reclassified from our food market to the beverage market to better align with how those products are currently managed. All prior period amounts have been revised to conform to current year presentation. While core product sales to our food and beverage markets each increased 6%, both were negatively impacted by lower tooling sales compared to the first three months of 2024 resulting in overall core sales to both markets remaining flat compared to the prior year period. For the food market, strong sales of our closures on granular and powders were offset by lower sales of our confectionary products. Core sales to our beverage customers during the first three months of 2025 were flat compared to the same period of the prior year as improving functional drink sales were offset by lower sales of our liquid coffee creamer products. Personal care declined on lower sales of our hair care solutions, while the other markets improved by 7% on strong sales of our laundry and dish care products.

Three Months Ended March 31, 2025 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	(2)%	(3)%	(18)%	5%	(5)%
Currency Effects (1)	2%	3%	3%	2%	3%
Core Sales Growth	—%	—%	(15)%	7%	(2)%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and healthcare markets.
Adjusted EBITDA in the first three months of 2025 increased slightly to $27.3 million compared to $27.2 million reported in the same period of the prior year. Our profitability was positively impacted by the higher product sales discussed above along with our cost improvement initiatives which more than compensated for a lower tooling contribution. This led to our Adjusted EBITDA margin improving from 15.0% in the first three months of 2024 to 15.8% during the first three months of 2025.
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
For the first three months of 2025 Corporate & Other costs increased to $23.5 million compared to $21.6 million reported in the same period of the prior year. This increase is mainly related to higher incentive compensation costs, including higher accrual rates for certain equity compensation programs.
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
In our Management’s Discussion and Analysis, we exclude the impact of foreign currency translation when presenting net sales and other information, which we define as “constant currency.” Core sales, which excludes the impact of foreign currency translation is a non-U.S. GAAP financial measure. Core sales growth is calculated as current-period core sales less prior period core sales divided by prior period core sales multiplied by a hundred. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current-period foreign currency exchange rates. As a result, our management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions when comparing results to prior periods. Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures. We believe it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.

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

	Three Months Ended
	March 31, 2025

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$887,305	$409,467	$305,707	$172,131	$—	$—

Reported net income	$78,663
Reported income taxes	27,352
Reported income before income taxes	106,015	111,112	16,681	12,333	(25,574)	(8,537)
Adjustments:
Restructuring initiatives	2,042	190	395	1,352	105
Net investment loss	1,096				1,096
Adjusted earnings before income taxes	109,153	111,302	17,076	13,685	(24,373)	(8,537)
Interest expense	11,351					11,351
Interest income	(2,814)					(2,814)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	117,690	111,302	17,076	13,685	(24,373)	—
Depreciation and amortization	65,647	31,148	20,062	13,575	862
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$183,337	$142,450	$37,138	$27,260	$(23,511)	$—

Reported net income margin (Reported net income / Reported Net Sales)	8.9%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.7%	34.8%	12.1%	15.8%

	Three Months Ended
	March 31, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$915,448	$407,293	$327,320	$180,835	$—	$—

Reported net income	$82,933
Reported income taxes	21,385
Reported income before income taxes	104,318	103,352	17,196	12,870	(21,823)	(7,277)
Adjustments:
Restructuring initiatives	3,480	24	2,710	760	(14)
Net investment gain	(592)				(592)
Adjusted earnings before income taxes	107,206	103,376	19,906	13,630	(22,429)	(7,277)
Interest expense	10,175					10,175
Interest income	(2,898)					(2,898)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	114,483	103,376	19,906	13,630	(22,429)	—
Depreciation and amortization	64,349	28,802	21,228	13,531	788
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$178,832	$132,178	$41,134	$27,161	$(21,641)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.1%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.5%	32.5%	12.6%	15.0%

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2025	2024

Revolving credit facility and overdrafts	$159,170	$176,035
Current maturities of long-term obligations, net of unamortized debt issuance costs	286,216	162,250
Long-Term Obligations, net of unamortized debt issuance costs	561,165	688,066
Total Debt	1,006,551	1,026,351
Less:
Cash and equivalents	125,839	223,844
Short-term investments	10,982	2,337
Net Debt	$869,730	$800,170

Total Stockholders' Equity	$2,551,534	$2,485,924
Net Debt	869,730	800,170
Net Capital	$3,421,264	$3,286,094

Net Debt to Net Capital	25.4%	24.4%

Free Cash Flow Reconciliation	March 31,	March 31,
	2025	2024

Net Cash Provided by Operations	$82,742	$92,333
Capital Expenditures	(56,862)	(75,661)
Free Cash Flow	$25,880	$16,672
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates can have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Argentine peso, Mexican peso, Swiss franc and other Asian, European and Latin American currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies.
During the three months ended March 31, 2025, the U.S. dollar was weaker compared to all currencies except the Thai baht. This resulted in an additive impact on our translated results during the first quarter of 2025 when compared to the first quarter of 2024.
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
Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of March 31, 2025, our estimated stock-based compensation expense on a pre-tax basis for the year 2025 compared to 2024 is as follows:

	2025	2024
First Quarter	$19,193	$18,276
Second Quarter (estimated for 2025)	10,133	9,277
Third Quarter (estimated for 2025)	9,653	10,409
Fourth Quarter (estimated for 2025)	9,375	9,688
	$48,354	$47,650
LIQUIDITY AND CAPITAL RESOURCES
Given our current level of leverage and our ability to generate cash flow from operations, we believe we are in a strong financial position to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, and proceeds from stock options, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment, capacity expansions and as working capital for the continued growth of our business and to achieve our strategic objectives. We also use cash to pay quarterly dividends to stockholders, invest in the acquisition of new businesses and repurchase shares of our common stock. Due to uncertain macroeconomic conditions, including rising interest rates, inflation and the impact of tariffs and related trade restrictions, if there was a prolonged decrease in customer demand and that decrease adversely impacted our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels and share repurchases, as well as reevaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash decreased to $125.8 million at March 31, 2025 from $223.8 million at December 31, 2024. Total short and long-term interest-bearing debt decreased from $1.03 billion at December 31, 2024 to $1.01 billion at March 31, 2025. The ratio of our Net Debt (interest-bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 25.4% at March 31, 2025 from 24.4% at December 31, 2024. See the reconciliation under “Non-U.S. GAAP Measures.”

In the first three months of 2025, our operations provided approximately $82.7 million in net cash flow compared to $92.3 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.
We used $56.6 million in cash for investing activities during the first three months of 2025 compared to $76.6 million during the same period a year ago. Our investment in capital projects decreased $18.8 million during the first three months of 2025 compared to the first three months of 2024 as we completed larger projects that had higher spend in the prior year.
Financing activities used $134.8 million in cash during the first three months of 2025 compared to $35.8 million in cash used by financing activities during the same period a year ago. The increased use of cash in the first three months of 2025 is primarily related to $67.9 million of additional treasury stock purchases as compared to the prior year and $19.0 million less of proceeds from stock option exercises.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short-term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of March 31, 2025.
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks which provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million subject to certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and can be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2024, €170.0 million ($176.0 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of March 31, 2025, we had utilized $18.5 million and €130 million ($140.6 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027 and enabled drawings on the loan until September 30, 2024 to be used to refinance near-term maturities and for general corporate purposes. As of March 31, 2025, $166 million was utilized under the Term Loan facility and the unused portion expired.
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2025
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.16 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.21 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the amended revolving credit facility agreement and private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.8 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which would generate interest savings of approximately $0.5 million per quarter based upon exchange rates as of the transaction date.
On April 17, 2025, the Board of Directors declared a quarterly cash dividend of $0.45 per share payable on May 22, 2025 to stockholders of record as of May 1, 2025.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued ASUs to the FASB’s Accounting Standards Codification that have future effective dates. Standards that have been adopted during 2025 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
OUTLOOK
We expect earnings per share for the second quarter of 2025, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $1.56 to $1.64 and this guidance is based on an effective tax rate range of 19% to 21%, due to a one-time tax benefit. Our total 2025 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $280 million to $300 million.
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
•competition, including technological advances;
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
Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Please refer to Item 1A (Risk Factors) of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional risks and uncertainties that may cause our actual results or other events to differ materially from those expressed or implied in such forward-looking statements.

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
The table below provides information as of March 31, 2025 about our forward currency exchange contracts. The majority of the contracts expire before the end of the second quarter of 2025.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$25,156	1.0521	16,666 - 25,156
USD / EUR	11,553	0.9485	5,331 - 11,553
CZK / EUR	11,535	0.0399	10,065 - 11,535
EUR / BRL	9,106	6.2960	8,965 - 9,106
USD / CNY	5,460	7.1760	4,710 - 6,960
EUR / MXN	3,789	21.5250	3,433 - 4,484
CHF - EUR	2,922	1.0572	275 - 2,922
EUR - THB	2,506	35.8080	2,506 - 4,023
GBP - EUR	1,334	1.1958	1,152 - 1,334
CHF - USD	969	1.1221	154 - 969
MXN - USD	500	0.0491	500 - 3,500
USD / GBP	254	0.7978	244 - 291
EUR - CHF	196	0.9451	196 - 3,567
USD - CHF	143	0.8964	143 - 247
EUR - CZK	81	25.0719	0 - 81
Total	$75,504
As of March 31, 2025, we have recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other and $0.2 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $17.0 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended March 31, 2025, the Plan purchased 17,336 shares of our common stock on behalf of the participants at an average price of $143.96, for an aggregate amount of $2.5 million, and sold 3,944 shares of our common stock on behalf of the participants at an average price of $151.34, for an aggregate amount of $597 thousand. At March 31, 2025, the Plan owned 115,009 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 10, 2024, a new share purchase authorization of up to $500 million of common stock was authorized. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three months ended March 31, 2025, we repurchased approximately 548 thousand shares for $80.0 million.
The following table summarizes our purchases of our securities for the quarter ended March 31, 2025:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

1/1/25 - 1/31/25	—	$—	—	$462.7
2/1/25 - 2/28/25	437,658	145.42	437,658	399.1
3/1/25 - 3/31/25	110,775	147.66	110,775	382.7
Total	548,433	$145.87	548,433	$382.7

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025, filed with the SEC on May 2, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three Months Ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Balance Sheets – March 31, 2025 and December 31, 2024, (v) the Condensed Consolidated Statements of Changes in Equity – Three Months Ended March 31, 2025 and 2024, (vi) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2025 and 2024 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 2, 2025