Form 10-Q
period 2025-06-30
APTARGROUP, INC.
filed 2025-08-01
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of July 28, 2025, was 65,880,522 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2025

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$966,009	$910,063	$1,853,314	$1,825,511
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	598,994	567,440	1,149,885	1,150,196
Selling, research & development and administrative	151,139	149,330	306,416	302,110
Depreciation and amortization	69,904	64,968	135,551	129,317
Restructuring initiatives	1,579	2,315	3,621	5,795
Total Operating Expenses	821,616	784,053	1,595,473	1,587,418
Operating Income	144,393	126,010	257,841	238,093

Other (Expense) Income:
Interest expense	(10,850)	(10,061)	(22,201)	(20,236)
Interest income	1,880	3,102	4,694	6,000
Net investment gain (loss)	2,102	(140)	1,006	452
Equity in results of affiliates	2,309	130	4,395	(91)
Miscellaneous expense, net	(120)	(795)	(6)	(1,654)
Total Other Expense	(4,679)	(7,764)	(12,112)	(15,529)

Income before Income Taxes	139,714	118,246	245,729	222,564

Provision for Income Taxes	27,982	27,788	55,334	49,173

Net Income	$111,732	$90,458	$190,395	$173,391

Net (Income) Loss Attributable to Noncontrolling Interests	$(12)	$(4)	$123	$167

Net Income Attributable to AptarGroup, Inc.	$111,720	$90,454	$190,518	$173,558

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.69	$1.36	$2.88	$2.62
Diluted	$1.67	$1.34	$2.83	$2.57

Average Number of Shares Outstanding:
Basic	65,995	66,312	66,132	66,188
Diluted	67,048	67,575	67,262	67,509

Dividends per Common Share	$0.45	$0.41	$0.90	$0.82

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Income	$111,732	$90,458	$190,395	$173,391
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	162,756	(24,009)	245,117	(66,111)
Changes in derivative (losses) gains, net of tax	(14,138)	2,601	(18,005)	5,509
Changes in defined benefit pension plan, net of tax
Actuarial gain, net of tax	46	22	114	102
Amortization of prior service cost included in net income, net of tax	133	20	246	40
Amortization of net loss included in net income, net of tax	16	181	35	364
Total defined benefit pension plan, net of tax	195	223	395	506
Total other comprehensive income (loss)	148,813	(21,185)	227,507	(60,096)
Comprehensive Income	260,545	69,273	417,902	113,295
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(3,716)	308	(3,656)	708
Comprehensive Income Attributable to AptarGroup, Inc.	$256,829	$69,581	$414,246	$114,003
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	June 30, 2025	December 31, 2024
Assets
Cash and equivalents	$161,728	$223,844
Short-term investments	8,037	2,337
Accounts and notes receivable, less current expected credit loss (“CECL”) of $18,918 in 2025 and $15,785 in 2024	800,225	658,057
Inventories	527,421	461,807
Prepaid and other	165,609	132,338
Total Current Assets	1,663,020	1,478,383
Land	31,399	28,172
Buildings and improvements	838,732	751,813
Machinery and equipment	3,520,403	3,143,236
Property, Plant and Equipment, Gross	4,390,534	3,923,221
Less: Accumulated depreciation	(2,806,001)	(2,476,071)
Property, Plant and Equipment, Net	1,584,533	1,447,150
Investments in equity securities	154,101	146,269
Goodwill	996,489	936,256
Intangible assets, net	249,896	254,769
Operating lease right-of-use assets	67,080	64,213
Miscellaneous	150,262	105,238
Total Other Assets	1,617,828	1,506,745
Total Assets	$4,865,381	$4,432,278
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	June 30, 2025	December 31, 2024
Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit facility and overdrafts	$264,659	$176,035
Current maturities of long-term obligations, net of unamortized debt issuance costs	286,864	162,250
Accounts payable, accrued and other liabilities	817,361	729,996
Total Current Liabilities	1,368,884	1,068,281
Long-Term Obligations, net of unamortized debt issuance costs	535,054	688,066
Deferred income taxes	20,814	14,259
Retirement and deferred compensation plans	72,789	62,210
Operating lease liabilities	49,660	49,716
Deferred and other non-current liabilities	100,366	63,822
Commitments and contingencies - (See Note 12)	—	—
Total Deferred Liabilities and Other	243,629	190,007
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 72.7 million and 72.5 million shares issued as of June 30, 2025 and December 31, 2024, respectively	727	725
Capital in excess of par value	1,143,727	1,125,882
Retained earnings	2,501,415	2,370,537
Accumulated other comprehensive loss	(205,748)	(429,475)
Less: Treasury stock at cost, 6.9 million and 6.0 million shares as of June 30, 2025 and December 31, 2024	(739,999)	(595,781)
Total AptarGroup, Inc. Stockholders’ Equity	2,700,122	2,471,888
Noncontrolling interests in subsidiaries	17,692	14,036
Total Stockholders’ Equity	2,717,814	2,485,924
Total Liabilities and Stockholders’ Equity	$4,865,381	$4,432,278
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2025 and 2024	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - March 31, 2024	$2,165,858	$(347,418)	$720	$(545,630)	$1,075,329	$14,074	$2,362,933
Net income	90,454	—	—	—	—	4	90,458
Foreign currency translation adjustments	233	(23,930)	—	—	—	(312)	(24,009)
Changes in unrecognized pension gains and related amortization, net of tax	—	223	—	—	—	—	223
Changes in derivative gains, net of tax	—	2,601	—	—	—	—	2,601
Stock awards and option exercises	—	—	1	3,003	7,231	—	10,235
Cash dividends declared on common stock	(27,168)	—	—	—	—	—	(27,168)
Treasury stock purchased	—	—	—	(5,058)	—	—	(5,058)
Balance - June 30, 2024	$2,229,377	$(368,524)	$721	$(547,685)	$1,082,560	$13,766	$2,410,215

Balance - March 31, 2025	$2,419,414	$(350,858)	$726	$(674,344)	$1,142,620	$13,976	$2,551,534
Net income	111,720	—	—	—	—	12	111,732
Foreign currency translation adjustments	(1)	159,053	—	—	—	3,704	162,756
Changes in unrecognized pension gains and related amortization, net of tax	—	195	—	—	—	—	195
Changes in derivative losses, net of tax	—	(14,138)	—	—	—	—	(14,138)
Stock awards and option exercises	—	—	1	4,534	1,107	—	5,642
Cash dividends declared on common stock	(29,718)	—	—	—	—	—	(29,718)
Treasury stock purchased	—	—	—	(70,000)	—	—	(70,000)
Excise tax on treasury shares	—	—	—	(189)	—	—	(189)
Balance - June 30, 2025	$2,501,415	$(205,748)	$727	$(739,999)	$1,143,727	$17,692	$2,717,814

In thousands

Six Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2025 and 2024	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2023	$2,109,816	$(308,734)	$717	$(539,404)	$1,044,429	$14,474	$2,321,298
Net income (loss)	173,558	—	—	—	—	(167)	173,391
Foreign currency translation adjustments	235	(65,805)	—	—	—	(541)	(66,111)
Changes in unrecognized pension gains and related amortization, net of tax	—	506	—	—	—	—	506
Changes in derivative gains, net of tax	—	5,509	—	—	—	—	5,509
Stock awards and option exercises	—	—	4	8,853	38,131	—	46,988
Cash dividends declared on common stock	(54,232)	—	—	—	—	—	(54,232)
Treasury stock purchased	—	—	—	(17,134)	—	—	(17,134)
Balance - June 30, 2024	$2,229,377	$(368,524)	$721	$(547,685)	$1,082,560	$13,766	$2,410,215

Balance - December 31, 2024	$2,370,537	$(429,475)	$725	$(595,781)	$1,125,882	$14,036	$2,485,924
Net income (loss)	190,518	—	—	—	—	(123)	190,395
Foreign currency translation adjustments	1	241,337	—	—	—	3,779	245,117
Changes in unrecognized pension gains and related amortization, net of tax	—	395	—	—	—	—	395
Changes in derivative losses, net of tax	—	(18,005)	—	—	—	—	(18,005)
Stock awards and option exercises	—	—	2	6,554	17,845	—	24,401
Cash dividends declared on common stock	(59,641)	—	—	—	—	—	(59,641)
Treasury stock purchased	—	—	—	(150,000)	—	—	(150,000)
Excise tax on treasury shares	—	—	—	(772)	—	—	(772)
Balance - June 30, 2025	$2,501,415	$(205,748)	$727	$(739,999)	$1,143,727	$17,692	$2,717,814
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2025	2024

Cash Flows from Operating Activities:
Net income	$190,395	$173,391
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	113,720	107,643
Amortization	21,831	21,674
Stock-based compensation	27,208	27,553
Provision (release) for CECL	769	(1,997)
(Gain) loss on disposition of fixed assets	(366)	126
Net gain on remeasurement of equity securities	(1,006)	(452)
Deferred income taxes	(21,322)	(8,139)
Defined benefit plan expense	6,720	7,407
Equity in results of affiliates	(4,395)	91
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(83,207)	(78,360)
Inventories	(15,951)	13,713
Prepaid and other current assets	(21,141)	(13,797)
Accounts payable, accrued and other liabilities	21,653	2,909
Income taxes payable	(908)	(1,248)
Retirement and deferred compensation plan liabilities	(10,579)	(10,167)
Retirement and deferred compensation plan assets	(7,537)	(1,564)
Other changes, net	(7,184)	(2,871)
Net Cash Provided by Operations	208,700	235,912
Cash Flows from Investing Activities:
Capital expenditures	(120,287)	(143,866)
Proceeds from government grants	3,308	—
Proceeds from sale of property, plant and equipment	79	1,020
Maturities and (purchases) of short-term investments, net	2,819	(2,242)
Acquisition of businesses, net of cash acquired and release of escrow	(7,934)	—
Acquisition of intangible assets, net	(4,006)	—
Notes receivable, net	(49)	102
Net Cash Used by Investing Activities	(126,070)	(144,986)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	—	14,178
Repayments of notes payable and overdrafts	—	(8,841)
Proceeds of short-term revolving credit facility, net	69,103	49,338
Proceeds from long-term obligations	885	3,062
Repayments of long-term obligations	(32,950)	(103,177)
Dividends paid	(59,641)	(54,232)
Proceeds from stock option exercises	10,561	27,797
Purchase of treasury stock	(150,000)	(17,134)
Net Cash Used by Financing Activities	(162,042)	(89,009)
Effect of Exchange Rate Changes on Cash	17,296	(4,068)
Net Decrease in Cash and Equivalents and Restricted Cash	(62,116)	(2,151)
Cash and Equivalents and Restricted Cash at Beginning of Period	223,844	223,643
Cash and Equivalents and Restricted Cash at End of Period	$161,728	$221,492

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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are required to be applied prospectively with the option of retrospective application. We are evaluating the impact of the standard on our income tax disclosures and will adopt this guidance in the fourth quarter of 2025.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia. Under current U.S. tax laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation upon repatriation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals. See Note 5 – Income Taxes for more information.
We recognize a liability for the amount of unrecognized tax benefits on uncertain tax positions. This liability is recognized whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition.
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
SUPPLY CHAIN FINANCE PROGRAM
We regularly renegotiate our supplier contracts and as a result have been successful in securing extended payment terms with many of our suppliers to be in line with local and regional trends. We facilitate a supply chain finance program (“SCF”) across Europe and the U.S. that is administered by a third-party platform. Eligible suppliers can elect to receive early payment of invoices, less an interest deduction, and negotiate their receivable sales arrangements through the third-party platform on behalf of the respective SCF bank. We are not a party to those agreements, and the terms of our payment obligations are not impacted by a supplier's participation in the SCF. Accordingly, we have concluded that this program continues to be a trade payable program and is not indicative of a borrowing arrangement. Under these agreements, the average payment terms range from 60 to 120 days and are based on industry standards and best practices within each of our regions.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of June 30, 2025, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $44.1 million.
While we provide suppliers with the above third-party alternative for accelerated payments, we may also take advantage of similar accelerated payment opportunities offered to us by our customers, when economically beneficial for us to do so.
NOTE 2 – REVENUE
Revenue by segment and geography based on shipped to locations for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$211,829	$161,162	$13,520	$56,078	$442,589
Aptar Beauty	205,236	56,832	42,907	29,874	334,849
Aptar Closures	58,930	91,755	19,715	18,171	188,571
Total	$475,995	$309,749	$76,142	$104,123	$966,009

	For the Three Months Ended June 30, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$207,493	$138,734	$13,301	$55,005	$414,533
Aptar Beauty	190,740	66,618	42,207	21,922	321,487
Aptar Closures	51,894	84,468	22,283	15,398	174,043
Total	$450,127	$289,820	$77,791	$92,325	$910,063

	For the Six Months Ended June 30, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$410,522	$302,823	$25,501	$113,210	$852,056
Aptar Beauty	393,145	115,029	82,493	49,889	640,556
Aptar Closures	110,974	174,354	40,662	34,712	360,702
Total	$914,641	$592,206	$148,656	$197,811	$1,853,314

	For the Six Months Ended June 30, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$419,668	$264,544	$25,923	$111,691	$821,826
Aptar Beauty	396,930	129,895	80,394	41,588	648,807
Aptar Closures	107,921	173,284	43,556	30,117	354,878
Total	$924,519	$567,723	$149,873	$183,396	$1,825,511
We perform our obligations under a contract with a customer by transferring goods and/or services in exchange for consideration from the customer. The timing of performance will sometimes differ from the timing of the invoicing for the associated consideration from the customer, thus resulting in the recognition of a contract asset or a contract liability. We recognize a contract asset when we transfer control of goods or services to a customer prior to invoicing for the related performance obligation. The contract asset is transferred to accounts receivable when the product is invoiced to the customer. We recognize a contract liability if the customer's payment of consideration precedes the entity's performance.
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of June 30, 2025	Balance as of December 31, 2024	Increase/ (Decrease)
Contract asset (current)	$11,785	$12,571	$(786)
Contract liability (current)	85,373	64,425	20,948
Contract liability (long-term)	50,660	40,551	10,109
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $59.2 million, including $29.8 million relating to contract liabilities at the beginning of the year. Current contract assets are included within Prepaid and other, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of June 30, 2025 or December 31, 2024.
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
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	June 30, 2025	December 31, 2024
Raw materials	$160,456	$133,885
Work in process	189,116	161,350
Finished goods	177,849	166,572
Total	$527,421	$461,807

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2025 by reporting segment were as follows:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2024	$488,234	$281,286	$166,736	$936,256
Foreign currency exchange effects	41,989	16,535	1,709	60,233
Balance as of June 30, 2025	$530,223	$297,821	$168,445	$996,489
The table below shows a summary of intangible assets as of June 30, 2025 and December 31, 2024.

		June 30, 2025			December 31, 2024
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	13.0	$19,070	$(3,295)	$15,775	$18,333	$(2,343)	$15,990
Acquired technology	11.3	150,378	(92,972)	57,406	137,444	(80,171)	57,273
Customer relationships	13.7	316,947	(164,975)	151,972	303,502	(145,772)	157,730
Trademarks and trade names	8.0	45,268	(40,127)	5,141	42,882	(36,450)	6,432
License agreements and other	17.7	30,004	(10,402)	19,602	26,318	(8,974)	17,344
Total intangible assets	13.3	$561,667	$(311,771)	$249,896	$528,479	$(273,710)	$254,769
Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2025 and 2024 was $11,087 and $10,351, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2025 and 2024 was $21,831 and $21,674, respectively.

As of June 30, 2025, future estimated amortization expense for the years ending December 31 is as follows:

2025	$22,791	(remaining estimated amortization for 2025)
2026	44,147
2027	35,751
2028	31,273
2029	30,498
Thereafter	85,436
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2025.
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
On July 4, 2025, “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are reviewing and analyzing the full effects of the corporate tax-related provisions of the OBBBA on us.
The effective tax rate for the three months ended June 30, 2025 and 2024, respectively, was 20.0% and 23.5%. The lower effective tax rate for the three months ended June 30, 2025 reflects a deferred tax benefit of $8.3 million resulting from the release of a valuation allowance, and greater tax benefits from share-based compensation. The valuation allowance release reflects profitable results in locations that previously operated with tax losses. The effective tax rate for the six months ended June 30, 2025 and 2024, respectively, was 22.5% and 22.1%. The effective tax rate for the six months ended June 30, 2025 includes tax benefits from the valuation allowance release and from share-based compensation, offset by a one-time French surtax. The tax rate for the six months ended June 30, 2024 reflects tax incentives in certain non-US jurisdictions from intellectual property development activities and a similar amount of tax benefits from share-based compensation.
Given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12-months, sufficient positive evidence may become available to support the realization of $2.0 million to $5.0 million of deferred tax assets for which there is currently a valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
NOTE 6 – DEBT
Revolving Credit Facility and Overdrafts
At June 30, 2025 and December 31, 2024, our revolving credit facility and overdrafts consisted of the following:

	June 30, 2025	December 31, 2024
Revolving credit facility 2.98% to 5.83%	$264,640	$176,035
Overdraft 5.02%	19	—
	$264,659	$176,035
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks that provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and could be drawn in various currencies including USD, EUR, GBP, and CHF. On July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2024, €170.0 million ($176.0 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of June 30, 2025, we had utilized $111.5 million and €130 million ($153.1 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.

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
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of June 30, 2025, $141.1 million was utilized under the Term Loan facility and as of as of December 31, 2024, $166 million was utilized.
We have an unsecured money market borrowing arrangement to provide short-term financing of up to $30 million that is available in the U.S. No balance was outstanding under this arrangement as of June 30, 2025 or December 31, 2024.
Long-Term Obligations
At June 30, 2025 and December 31, 2024, our long-term obligations consisted of the following:

	June 30, 2025	December 31, 2024
Notes payable 0.00% – 2.25%, due in monthly and annual installments through 2031	$11,738	$15,135
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Term loan 5.8% floating, due in 2027	141,100	166,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.7 million	399,309	399,258
Finance Lease Liabilities	23,227	23,753
Unamortized debt issuance costs	(3,456)	(3,830)
	$821,918	$850,316
Current maturities of long-term obligations	(286,864)	(162,250)
Total long-term obligations	$535,054	$688,066
The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 7, due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$283,407
Year Two	27,235
Year Three	92,031
Year Four	105
Year Five	60
Thereafter	399,309
Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2025
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.19 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.40 to 1.00
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
The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$5,637	$4,854	$10,877	$9,735

Finance lease cost:
Amortization of right-of-use assets	$1,923	$1,591	$3,781	$3,261
Interest on lease liabilities	285	302	573	598
Total finance lease cost	$2,208	$1,893	$4,354	$3,859

Short-term lease and variable lease costs	$5,402	$4,998	$10,250	$10,196
Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30,	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,730	$9,754
Operating cash flows from finance leases	625	647
Financing cash flows from finance leases	1,720	1,821

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,814	$12,059
Finance leases	360	311
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

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2025	2024	2025	2024
Service cost	$1,983	$2,366	$1,682	$1,603
Interest cost	2,391	2,252	971	867
Expected return on plan assets	(3,186)	(3,130)	(613)	(558)
Amortization of net (gain) loss	(122)	—	312	257
Amortization of prior service cost	—	—	25	26
Net periodic benefit cost	$1,066	$1,488	$2,377	$2,195

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2025	2024	2025	2024
Service cost	$3,966	$4,731	$3,247	$3,233
Interest cost	4,782	4,484	1,873	1,742
Expected return on plan assets	(6,372)	(6,231)	(1,183)	(1,122)
Amortization of net (gain) loss	(244)	—	603	516
Amortization of prior service cost	—	—	48	54
Net periodic benefit cost	$2,132	$2,984	$4,588	$4,423
The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. However, we contributed $10.0 million to our domestic defined benefit plans during the six months ended June 30, 2025, and do not expect that we will make any additional significant contributions during the rest of 2025. We contributed $0.5 million to our foreign defined benefit plans during the six months ended June 30, 2025 and do not expect that we will make any additional significant contributions during the rest of 2025.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2023	$(280,082)	$(11,891)	$(16,761)	$(308,734)
Other comprehensive (loss) income before reclassifications	(65,805)	102	5,509	(60,194)
Amounts reclassified from accumulated other comprehensive income	—	404	—	404
Net current-period other comprehensive (loss) income	(65,805)	506	5,509	(59,790)
Balance - June 30, 2024	$(345,887)	$(11,385)	$(11,252)	$(368,524)

Balance - December 31, 2024	$(426,049)	$5,522	$(8,948)	$(429,475)
Other comprehensive (loss) income before reclassifications	241,337	114	(18,005)	223,446
Amounts reclassified from accumulated other comprehensive income	—	281	—	281
Net current-period other comprehensive (loss) income	241,337	395	(18,005)	223,727
Balance - June 30, 2025	$(184,712)	$5,917	$(26,953)	$(205,748)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended June 30,	2025	2024

Defined Benefit Pension Plans
Amortization of net loss	$190	$257	(1)
Amortization of prior service cost	25	26	(1)
	215	283	Total before tax
	(66)	(82)	Tax impact
	$149	$201	Net of tax
Total reclassifications for the period	$149	$201

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Six Months Ended June 30,	2025	2024

Defined Benefit Pension Plans
Amortization of net loss	$359	$516	(1)
Amortization of prior service cost	48	54	(1)
	407	570	Total before tax
	(126)	(166)	Tax impact
	$281	$404	Net of tax
Total reclassifications for the period	$281	$404
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
On July 6, 2022, we entered into a seven-year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of June 30, 2025, the fair value of the cross currency swap was a $35.7 million liability. The swap agreement will mature on September 15, 2029.
Other
As of June 30, 2025, we have recorded the fair value of foreign currency forward exchange contracts of $0.9 million in prepaid and other and $0.9 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of June 30, 2025 had an aggregate notional contract amount of $96.0 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024

		June 30, 2025		December 31, 2024
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$862	$—	$572
		$—	$862	$—	$572

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$884	$—	$622
Cross Currency Swap Contract (1)	Deferred and other non-current liabilities	35,699	—	11,851	—
		$35,699	$884	$11,851	$622
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2025 and 2024

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2025	2024		2025	2024
Cross currency swap agreement:
Foreign exchange component	$(14,138)	$2,601	Miscellaneous, net	$—	$—	$(120)
	$(14,138)	$2,601		$—	$—

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2025 and 2024

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2025	2024		2025	2024
Cross currency swap agreement:
Foreign exchange component	$(18,005)	$5,509	Miscellaneous, net	$—	$—	$(6)
	$(18,005)	$5,509		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2025 and 2024

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2025	2024
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(496)	$437
		$(496)	$437

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2025 and 2024

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2025	2024
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$25	$140
		$25	$140

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2025
Derivative Assets	$862	—	$862	—	—	$862
Total Assets	$862	—	$862	—	—	$862

Derivative Liabilities	$36,583	—	$36,583	—	—	$36,583
Total Liabilities	$36,583	—	$36,583	—	—	$36,583

December 31, 2024
Derivative Assets	$572	—	$572	—	—	$572
Total Assets	$572	—	$572	—	—	$572

Derivative Liabilities	$12,473	—	$12,473	—	—	$12,473
Total Liabilities	$12,473	—	$12,473	—	—	$12,473

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of June 30, 2025, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$3,992	$3,992	$—	$—
Foreign exchange contracts (2)	862	—	862	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$10,504	$3,992	$862	$5,650
Liabilities
Foreign exchange contracts (2)	$884	$—	$884	$—
Cross currency swap contract (2)	35,699	—	35,699	—
Total liabilities at fair value	$36,583	$—	$36,583	$—

As of December 31, 2024, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,986	$2,986	$—	$—
Foreign exchange contracts (2)	572	—	572	—
Convertible note (3)	5,650	—	—	5,650
Total assets at fair value	$9,208	$2,986	$572	$5,650
Liabilities
Foreign exchange contracts (2)	$622	$—	$622	$—
Cross currency swap contract (2)	11,851	—	11,851	—
Total liabilities at fair value	$12,473	$—	$12,473	$—
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
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $498.2 million as of June 30, 2025 and $624.7 million as of December 31, 2024.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
In the normal course of business, we are subject to a number of lawsuits and claims both actual and potential in nature including those involving intellectual property and commercial disputes. For example, we are involved in legal proceedings in certain jurisdictions related to alleged infringement of intellectual property rights, alleged customer breach of confidentiality obligations and alleged customer misuse of proprietary information. We are actively litigating our interests in these matters and management believes the resolution of these claims and lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established. Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows.
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2025 and December 31, 2024.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $9 million to $10 million in principal, and $23 million to $24 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the probability of settlement and the timing of our appeal, no liability is recorded as of June 30, 2025.
We will continue to evaluate these liabilities periodically based on available information, including the progress of legal proceedings, remedial investigations, the status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs and penalties among potentially responsible parties.
NOTE 13 – STOCK REPURCHASE PROGRAM
On October 10, 2024, we announced a share repurchase authorization of up to $500 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three and six months ended June 30, 2025, we repurchased approximately 452 thousand shares for $70.0 million and 1.0 million shares for $150.0 million, respectively. During the three and six months ended June 30, 2024, we repurchased approximately 34 thousand shares for $5.1 million and 120 thousand shares for $17.1 million, respectively. As of June 30, 2025, there was $312.7 million for authorized share repurchases remaining under the existing authorization.
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

Six Months Ended June 30,	2025	2024
Fair value per stock award	$154.20	$145.79
Grant date stock price	$147.84	$141.00
Assumptions:
Aptar's stock price expected volatility	17.70%	18.80%
Expected average volatility of peer companies	34.10%	34.80%
Correlation assumption	31.00%	30.70%
Risk-free interest rate	4.03%	4.51%
Dividend yield assumption	1.22%	1.16%
A summary of RSU activity as of June 30, 2025 and changes during the six month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	277,245	$123.28	513,226	$127.17
Granted	90,617	145.24	205,552	147.32
Vested	(128,504)	119.83	(215,161)	131.12
Forfeited	(3,525)	123.63	(44,420)	119.78
Nonvested at June 30, 2025	235,833	$133.41	459,197	$134.99
Included in the time-based RSU activity for the six months ended June 30, 2025 are 9,805 units granted to non-employee directors and 10,208 units that vested related to non-employee directors.

Six Months Ended June 30,	2025	2024
Compensation expense (included in SG&A)	$19,734	$20,466
Compensation expense (included in Cost of sales)	1,847	1,500
Compensation expense, Total	$21,581	$21,966
Fair value of units vested	41,854	34,991
Intrinsic value of units vested	51,645	38,040
The actual tax benefit realized for the tax deduction from RSUs was approximately $9.3 million and $7.1 million in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $60.9 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.1 years.
Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $36.91 and $36.07 per share during the first six months of 2025 and 2024, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Six Months Ended June 30,	2025	2024
Dividend Yield	1.17%	1.28%
Expected Stock Price Volatility	17.66%	17.03%
Risk-free Interest Rate	4.21%	4.51%
Expected Life of Option (years)	7.0	7.0
 A summary of option activity under our stock plans during the six months ended June 30, 2025 is presented below:

	Stock Awards Plans
	Options	Weighted Average Exercise Price
Outstanding, January 1, 2025	1,663,307	$93.69
Granted	226,187	147.84
Exercised	(138,148)	76.34
Forfeited or expired	(8,495)	101.70
Outstanding at June 30, 2025	1,742,851	$102.05
Exercisable at June 30, 2025	1,252,410	$87.56
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2025	4.6
Exercisable at June 30, 2025	3.0
Aggregate Intrinsic Value:
Outstanding at June 30, 2025	$94,778
Exercisable at June 30, 2025	$86,264
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2025	$10,628
June 30, 2024	$25,454

Six Months Ended June 30,	2025	2024
Compensation expense (included in SG&A)	$5,139	$4,376
Compensation expense (included in Cost of sales)	487	492
Compensation expense, Total	$5,626	$4,868
Compensation expense, net of tax	4,656	5,272
Grant date fair value of options vested	5,200	2,306
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the six months ended June 30, 2025 and 2024 was approximately $10.6 million and $27.8 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $2.6 million and $6.2 million in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $7.0 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.1 years.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30, 2025		June 30, 2024
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$111,720	$111,720	$90,454	$90,454

Average equivalent shares
Shares of common stock	65,995	65,995	66,312	66,312
Effect of dilutive stock-based compensation
Stock options	568	—	774	—
Restricted stock	485	—	489	—
Total average equivalent shares	67,048	65,995	67,575	66,312
Net income per share	$1.67	$1.69	$1.34	$1.36

	Six Months Ended
	June 30, 2025		June 30, 2024
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$190,518	$190,518	$173,558	$173,558

Average equivalent shares
Shares of common stock	66,132	66,132	66,188	66,188
Effect of dilutive stock-based compensation
Stock options	579	—	783	—
Restricted stock	551	—	538	—
Total average equivalent shares	67,262	66,132	67,509	66,188
Net income per share	$2.83	$2.88	$2.57	$2.62

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

Financial information regarding our reporting segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Sales:
Aptar Pharma	$442,817	$414,783	$852,514	$822,273
Aptar Beauty	342,251	328,700	654,552	663,580
Aptar Closures	190,278	176,981	364,199	359,678
Total Sales	$975,346	$920,464	$1,871,265	$1,845,531
Less: Intersegment Sales:
Aptar Pharma	$228	$250	$458	$447
Aptar Beauty	7,402	7,213	13,996	14,773
Aptar Closures	1,707	2,938	3,497	4,800
Total Intersegment Sales	$9,337	$10,401	$17,951	$20,020
Net Sales:
Aptar Pharma	$442,589	$414,533	$852,056	$821,826
Aptar Beauty	334,849	321,487	640,556	648,807
Aptar Closures	188,571	174,043	360,702	354,878
Net Sales	$966,009	$910,063	$1,853,314	$1,825,511
Less:
Cost of Sales (exclusive of depreciation and amortization):
Aptar Pharma	224,879	213,795	430,016	427,542
Aptar Beauty	241,378	229,553	465,426	467,525
Aptar Closures	133,362	125,087	255,753	256,423
Selling, Research & Development and Administrative:
Aptar Pharma	60,703	59,511	123,186	121,104
Aptar Beauty	48,738	48,278	95,150	96,906
Aptar Closures	23,858	22,397	46,870	45,062
Other Segment Items:
Aptar Pharma	176	(261)	(427)	(486)
Aptar Beauty	(2,340)	(982)	(4,231)	(1,396)
Aptar Closures	(532)	(559)	(1,064)	(886)
Adjusted EBITDA (1):
Aptar Pharma	$156,831	$141,488	$299,281	$273,666
Aptar Beauty	47,073	44,638	84,211	85,772
Aptar Closures	31,883	27,118	59,143	54,279
Adjusted EBITDA for Reportable Segments	$235,787	$213,244	$442,635	$413,717
Corporate & Other, unallocated	(17,378)	(20,476)	(40,889)	(42,117)
Acquisition-related costs (2)	(344)	(140)	(344)	(140)
Restructuring Initiatives (3)	(1,579)	(2,315)	(3,621)	(5,795)
Net unrealized investment gain (loss) (4)	2,102	(140)	1,006	452
Depreciation and amortization	(69,904)	(64,968)	(135,551)	(129,317)
Interest Expense	(10,850)	(10,061)	(22,201)	(20,236)
Interest Income	1,880	3,102	4,694	6,000
Income before Income Taxes	$139,714	$118,246	$245,729	$222,564

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and Amortization:
Aptar Pharma	$34,169	$29,609	$65,317	$58,411
Aptar Beauty	21,475	20,526	41,537	41,754
Aptar Closures	13,447	14,254	27,022	27,785
Depreciation and Amortization for Reportable Segments	69,091	64,389	133,876	127,950
Corporate & Other	813	579	1,675	1,367
Depreciation and Amortization	$69,904	$64,968	$135,551	$129,317
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
(2)Acquisition-related costs include transaction costs (and purchase accounting adjustments related to acquisitions and investments).
(3)Restructuring Initiatives includes expense items for the three and six months ended June 30, 2025 and 2024 as follows (see Note 18 – Restructuring Initiatives for further details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring Initiatives by Plan:
Optimization initiative	$1,579	$2,315	$3,621	$5,812
Prior year initiatives	—	—	—	(17)
Total Restructuring Initiatives	$1,579	$2,315	$3,621	$5,795

Restructuring Initiatives by Segment:
Aptar Pharma	$68	$65	$258	$89
Aptar Beauty	626	1,199	1,021	3,909
Aptar Closures	890	893	2,242	1,653
Corporate & Other	(5)	158	100	144
Total Restructuring Initiatives	$1,579	$2,315	$3,621	$5,795
(4)Net unrealized investment gain (loss) represents the change in fair value of our investment in PCT (see Note 17 – Investment in Equity Securities for further details).

NOTE 17 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	June 30, 2025	December 31, 2024
Equity Method Investments:
Goldrain	$99,862	$96,667
BTY	33,505	32,047
Sonmol	6,490	4,712
Desotec GmbH	1,135	948
Other Investments:
PureCycle	3,992	2,986
YAT	5,304	5,206
Loop	2,894	2,894
Others	919	809
	$154,101	$146,269
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
BTY
On January 1, 2020, we acquired 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32.0 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. For the six months ended June 30, 2025 and June 30, 2024, we had purchases of $5.6 million and $5.8 million, respectively, from BTY. As of June 30, 2025 and December 31, 2024, approximately $2.2 million and $2.5 million, respectively, was due to BTY and included in accounts payable, accrued and other liabilities on our Condensed Consolidated Balance Sheets.
On June 12, 2025, we signed an Equity Transfer Agreement with the selling shareholders to exercise our call option to acquire an additional 31% of BTY's equity interests for an estimated purchase price of $36 million. The transaction closed on July 28, 2025, subject to customary closing conditions. As a result of this acquisition, we anticipate a remeasurement of our previously held minority equity interest in BTY at fair value resulting in a non-cash gain of approximately $23 million during the third quarter of 2025. Due to the timing of the acquisition, the initial purchase accounting is not yet complete and will be included in the third quarter Form 10-Q filing. The business will be consolidated into our Beauty segment during the third quarter Form 10-Q filing.
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
No shares were sold during 2024 or 2025 related to PCT. On April 26, 2024, we received $0.2 million of equity in exchange for our resource dedication for technological partnership and support.
For the three and six months ended June 30, 2025 and 2024, we recorded the following net investment gain or loss on our investment in PureCycle:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net investment gain (loss)	$2,102	$(140)	$1,006	$452
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the six months ended June 30, 2025 and 2024 related to these investments.
NOTE 18 – RESTRUCTURING INITIATIVES
For the three and six months ended June 30, 2025, we recognized $1.6 million and $3.6 million, respectively, of restructuring costs related to our initiatives to better leverage our fixed cost base through growth and cost reduction measures. For the three and six months ended June 30, 2024, we recognized $2.3 million and $5.8 million of restructuring costs related to these initiatives, respectively. The cumulative expense incurred as of June 30, 2025 was $68.3 million.
As of June 30, 2025, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2024	Net Charges for the Six Months Ended June 30, 2025	Cash Paid	Interest and FX Impact	Ending Reserve at June 30, 2025
Employee severance	$9,161	$362	$(3,568)	$691	$6,646
Professional fees and other costs	796	3,259	(3,451)	5	609
Totals	$9,957	$3,621	$(7,019)	$696	$7,255
As of June 30, 2024, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2023	Net Charges for the Six Months Ended June 30, 2024	Cash Paid	Interest and FX Impact	Ending Reserve at June 30, 2024
Employee severance	$27,078	$2,890	$(9,179)	$(311)	$20,478
Professional fees and other costs	2,810	2,922	(2,403)	(15)	3,314
Totals	$29,888	$5,812	$(11,582)	$(326)	$23,792

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	62.0	62.4	62.1	63.0
Selling, research & development and administrative	15.6	16.4	16.5	16.6
Depreciation and amortization	7.2	7.1	7.3	7.1
Restructuring initiatives	0.2	0.3	0.2	0.3
Operating income	15.0	13.8	13.9	13.0
Interest expense	(1.1)	(1.1)	(1.2)	(1.1)
Other expense	0.6	0.3	0.6	0.3
Income before income taxes	14.5	13.0	13.3	12.2
Net Income	11.6	9.9	10.3	9.5
Effective tax rate	20.0%	23.5%	22.5%	22.1%
Adjusted EBITDA margin (1)	22.6%	21.2%	21.7%	20.4%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
NET SALES
We reported net sales of $966.0 million for the quarter ended June 30, 2025, which represents a 6% increase compared to $910.1 million reported during the second quarter of 2024. The U.S. dollar weakened against most European currencies but strengthened against most Latin American currencies, resulting in a positive 3% currency translation impact at the consolidated level. Current year acquisitions did not impact the consolidated sales increase. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 3% in the second quarter of 2025 compared to the same period in 2024. All three segments contributed to our core sales increase during the second quarter of 2025.

Second Quarter 2025 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	7%	4%	8%	6%
Currency Effects (1)	(4)%	(2)%	(1)%	(3)%
Acquisitions	—%	(1)%	—%	—%
Core Sales Growth	3%	1%	7%	3%
Reported net sales for the first six months of 2025 increased 2% to $1.85 billion compared to $1.83 billion for the first six months of 2024. Neither changes in foreign currency exchange rates nor acquisitions significantly impacted our consolidated results during the first six months of 2025. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, also increased 2% for the first six months of 2025 compared to the same period in 2024. Volume growth in our Aptar Pharma and Aptar Closures segments more than compensated for slightly lower results in our Aptar Beauty segment.

Six Months Ended June 30, 2025 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	4%	(1)%	2%	2%
Currency Effects (1)	(1)%	—%	1%	—%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	3%	(1)%	3%	2%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total

Domestic	$309,749	32%	$289,820	32%	$592,206	32%	$567,723	31%
Europe	475,995	49%	450,127	49%	914,641	49%	924,519	51%
Latin America	76,142	8%	77,791	9%	148,656	8%	149,873	8%
Asia	104,123	11%	92,325	10%	197,811	11%	183,396	10%
For discussion regarding net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percentage of net sales decreased to 62.0% in the second quarter of 2025 compared to 62.4% in the second quarter of 2024. Our COS percentage was positively impacted by an improved mix of our higher-margin Pharma product sales and royalties compared to the same period in 2024. We also benefited from improved operational performance and cost management initiatives, which offset an increase in input costs.
For the first six months of 2025, COS as a percentage of net sales decreased to 62.1% compared to 63.0% in the same period in 2024. This decrease is mainly due to the improved mix of higher-margin Pharma product sales and royalties along with improved operational performance and savings from our cost management initiatives discussed above.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $1.8 million to $151.1 million in the second quarter of 2025 compared to $149.3 million during the same period in 2024. Excluding changes in foreign currency rates, SG&A decreased by approximately $1.8 million in the quarter mainly as a result of our cost optimization efforts. Also, higher bad debt costs due to a reversal of a specific customer reserve in the 2024 period were more than compensated by lower costs to evaluate potential acquisition targets in the 2025 period. SG&A as a percentage of net sales decreased to 15.6% in the second quarter of 2025 compared to 16.4% in the same period in 2024.
Our SG&A expenses increased by approximately $4.3 million to $306.4 million in the first six months of 2025 compared to $302.1 million during the same period in 2024. Excluding changes in foreign currency rates, SG&A increased by approximately $4.0 million in the first six months of 2025 compared to the first six months of 2024. Bad debt and compensation cost increases more than offset the lower acquisition evaluation costs during 2025. SG&A as a percentage of net sales decreased slightly to 16.5% in the first six months of 2025 compared to 16.6% in the same period in 2024.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $4.9 million to $69.9 million in the second quarter of 2025 compared to $65.0 million during the same period in 2024. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.3 million in the second quarter of 2025 compared to the same period a year ago. This increase is due to higher capital investments made during the prior years to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.2% in the second quarter of 2025 compared to 7.1% in the same period of the prior year.
Depreciation and amortization expenses increased by approximately $6.2 million to $135.6 million in the first six months of 2025 compared to $129.3 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $6.3 million in the first six months of 2025 compared to the same period a year ago. As discussed above, this increase is due to higher capital investments made during the prior years to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.3% in the first six months of 2025 compared to 7.1% in the same period of the prior year.
RESTRUCTURING INITIATIVES
For the three and six months ended June 30, 2025, we recognized $1.6 million and $3.6 million, respectively of restructuring costs related to our initiatives to better leverage our fixed cost base through growth and cost reduction measures. For the three and six months ended June 30, 2024, we recognized $2.3 million and $5.8 million of restructuring costs related to these initiatives, respectively. The cumulative expense incurred as of June 30, 2025 was $68.3 million.

Restructuring costs for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring Initiatives by Plan:
Optimization initiative	$1,579	$2,315	$3,621	$5,812
Prior year initiatives	—	—	—	(17)
Total Restructuring Initiatives	$1,579	$2,315	$3,621	$5,795

Restructuring Initiatives by Segment:
Aptar Pharma	$68	$65	$258	$89
Aptar Beauty	626	1,199	1,021	3,909
Aptar Closures	890	893	2,242	1,653
Corporate & Other	(5)	158	100	144
Total Restructuring Initiatives	$1,579	$2,315	$3,621	$5,795
OPERATING INCOME
Operating income increased approximately $18.4 million to $144.4 million in the second quarter of 2025 compared to $126.0 million in the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $14.1 million in the quarter compared to the same period a year ago mainly due to sales growth in our Aptar Pharma and Aptar Closures segments along with improved operational performance and cost management initiatives. Operating income as a percentage of net sales increased to 15.0% in the second quarter of 2025 compared to 13.8% in the prior year period.
For the first six months of 2025, operating income increased by approximately $19.7 million to $257.8 million compared to $238.1 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $19.3 million in the first six months of 2025 compared to the same period a year ago. This increase was driven by sales growth from our Aptar Pharma segment and effective cost management efforts. Operating income as a percentage of net sales increased to 13.9% in the first six months of 2025 compared to 13.0% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased approximately $0.8 million to $10.9 million in the second quarter of 2025 compared to $10.1 million for the same period of the prior year. During 2024, we replaced more than $370 million of private placement debt having interest rates between 1.2% and 3.5% with term loan and revolving credit facility borrowings having current variable interest rates between 2.98% and 5.83%.
Interest expense increased $2.0 million to $22.2 million in the first six months of 2025 compared to $20.2 million during the same period in 2024. See Note 6 - Debt to the Condensed Consolidated Financial Statements for further details.
NET OTHER INCOME (EXPENSE)
Net other income increased $3.9 million to $6.2 million in the second quarter of 2025 from $2.3 million in the same period of the prior year. We realized strong returns from our equity method investments of $2.1 million and also recorded a $2.2 million increase in the value of our PureCycle investment over the prior year period.
Net other income increased $5.4 million to $10.1 million of income for the six months ended June 30, 2025 from $4.7 million of income in the same period of the prior year. This increase is mainly due to approximately $4.5 million in higher equity results from affiliates.
PROVISION FOR INCOME TAXES
The effective tax rate for the three months ended June 30, 2025 and 2024 was 20.0% and 23.5% respectively. The effective tax rate for the three months ended June 30, 2025 reflects a deferred tax benefit of $8.3 million resulting from the release of a valuation allowance, and greater tax benefits from share-based compensation. The release of the valuation allowance reflects profitable results in locations that previously operated with tax losses. The effective tax rate for the six months ended June 30, 2025 and 2024 was 22.5% and 22.1%, respectively. The effective tax rate for the six months ended June 30, 2025 includes tax benefits from the valuation allowance release and from share-based compensation, offset by a one-time French surtax. The tax rate for 2024 reflects tax incentives in certain non-US jurisdictions from intellectual property development activities and a similar amount of tax benefits from share-based compensation.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $111.7 million and $190.5 million in the three and six months ended June 30, 2025, respectively, compared to $90.5 million and $173.6 million for the same periods in the prior year.
APTAR PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$442,589	$414,533	$852,056	$821,826
Adjusted EBITDA (1)	156,831	141,488	299,281	273,666
Adjusted EBITDA margin (1)	35.4%	34.1%	35.1%	33.3%
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
Net sales for the Aptar Pharma segment increased 7% in the second quarter of 2025 to $442.6 million compared to $414.5 million in the second quarter of 2024. Changes in currencies positively affected net sales by 4%. Therefore, core sales increased by 3% in the second quarter of 2025 compared to the second quarter of 2024. The majority of the sales growth is due to higher volumes in our prescription drug, injectables and active material science solutions divisions. Core sales of our products to the prescription drug market increased 8% on strong demand for our products used on emergency medicines and asthma, COPD applications along with $3.3 million in higher customer royalties. The 14% core sales decline in the consumer health care market was mainly driven by softer nasal decongestant, nasal saline and cough and cold volumes. Sales of our products and services to the injectables market increased 9% on strong GLP-1 component sales, while active material science solutions increased 11% mainly on strong active film sales growth. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Second Quarter 2025 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	11%	(10)%	13%	12%	9%	7%
Currency Effects (1)	(3)%	(4)%	(4)%	(1)%	(3)%	(4)%
Core Sales Growth	8%	(14)%	9%	11%	6%	3%
Net sales for the first six months of 2025 increased by approximately 4% to $852.1 million compared to $821.8 million in the first six months of 2024. Changes in currency rates negatively impacted net sales by 1% during the first six months of 2025. Therefore, core sales increased by 3% in the first six months of 2025 compared to the same period in the prior year. Strong volume growth and royalty increases more than compensated for lower tooling sales and pricing adjustments to secure longer-term contracts. Core sales of products included in our prescription drug division increased 9% on continued strong demand for our central nervous system and emergency medicine solutions along with higher revenues received from customer royalties. Core sales in the consumer health care market decreased 12% as higher demand for our eye care solutions was offset by lower sales of nasal decongestant, nasal saline and cough and cold products. Injectables core sales increased by 1% despite a challenging comparison to the first half of 2024 which experienced a 14% increase in revenues related to a catch-up period following an enterprise resource planning system implementation. Core sales of our active material science solutions increased 11% mainly on higher demand for our active film and diabetes protection technologies. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Six Months Ended June 30, 2025 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	10%	(11)%	1%	11%	13%	4%
Currency Effects (1)	(1)%	(1)%	—%	—%	(1)%	(1)%
Core Sales Growth	9%	(12)%	1%	11%	12%	3%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2025 increased 11% to $156.8 million compared to $141.5 million in the same period of the prior year. This increase was mainly due to the profitability of strong prescription drug, injectables and active material science solutions sales growth along with the higher customer royalties and improved operational performance. As a result, our Adjusted EBITDA margin improved to 35.4% in the second quarter of 2025 from 34.1% in the second quarter of 2024.
Adjusted EBITDA in the first six months of 2025 increased 9% to $299.3 million compared to $273.7 million in the same period of the prior year. This increase was mainly due to the strong core sales growth in prescription and active material solutions along with higher royalty income as discussed above. Overall, our Adjusted EBITDA margin improved to 35.1% in the first six months of 2025 compared to 33.3% in the first six months of 2024.
APTAR BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$334,849	$321,487	$640,556	$648,807
Adjusted EBITDA (1)	47,073	44,638	84,211	85,772
Adjusted EBITDA margin (1)	14.1%	13.9%	13.1%	13.2%
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
Reported net sales for the quarter ended June 30, 2025 increased 4% to $334.8 million compared to $321.5 million in the second quarter of the prior year. Changes in currency rates and acquisitions positively impacted net sales by 2% and 1%, respectively, in the second quarter of 2025. Therefore, core sales increased 1% in the second quarter of 2025 compared to the same quarter of the prior year, mainly on stronger tooling sales. Core sales to the beauty market decreased 4% as strong sales to our mass fragrance customers could not compensate for lower sales of skincare applications for the indie brand market as well as softer demand for our prestige fragrance dispensing technologies as customers plan around current tariff-related uncertainties. Personal care improved by 11% on strong sales of our hair care and body and skin care applications, while home care core sales were flat.

Second Quarter 2025 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	12%	(2)%	19%	4%
Currency Effects (1)	(2)%	(2)%	(1)%	(2)%
Acquisitions	1%	—%	(18)%	(1)%
Core Sales Growth	11%	(4)%	—%	1%
For the first six months of 2025, reported net sales of $640.6 million decreased 1% compared to $648.8 million reported in the first six months of the prior year. Changes in currency rates did not have a significant impact on the 2025 results. Therefore, core sales also decreased 1% in the first six months of 2025 compared to the same period in the prior year. Sales gains in North America, Latin America and Asia could not compensate for lower European and specialty skincare applications for the indie brand market. Core sales of our products to the beauty market decreased 7% during the first six months of 2025 due to softer European demand for our prestige fragrance technologies and facial skin care products. However, personal care core sales improved 10% over the prior year on higher sales of our hair care and body and skin care products. Also, core sales of our home care market products improved 7% on higher demand from our customers selling air care and surface cleaning products.

Six Months Ended June 30, 2025 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	9%	(8)%	16%	(1)%
Currency Effects (1)	1%	1%	1%	—%
Acquisitions	—%	—%	(10)%	—%
Core Sales Growth	10%	(7)%	7%	(1)%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2025 increased 5% to $47.1 million compared to $44.6 million in the same period in the prior year. This is primarily attributable to higher tooling sales mentioned above. We also benefited from improved operational performance and the performance of our equity method investments along with improvements realized from our cost management initiatives during the second quarter of 2025. These improvements led to our Adjusted EBITDA margin increasing from 13.9% in the second quarter of 2024 to 14.1% during the second quarter of 2025.
Adjusted EBITDA in the first six months of 2025 decreased 2% to $84.2 million compared to $85.8 million reported in the same period in the prior year. Improved results from our equity method investments and savings realized from our cost improvement initiatives could not fully offset the lower beauty and indie brand skin care volumes mentioned above. Therefore, our Adjusted EBITDA margin declined slightly from 13.2% in the first six months of 2024 to 13.1% during the first six months of 2025.
APTAR CLOSURES SEGMENT
Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and healthcare markets form our Aptar Closures segment. Our food protection business and elastomeric flow-control technology business continue to report through the Aptar Closures segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$188,571	$174,043	$360,702	$354,878
Adjusted EBITDA (1)	31,883	27,118	59,143	54,279
Adjusted EBITDA margin (1)	16.9%	15.6%	16.4%	15.3%
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
Reported sales for the quarter ended June 30, 2025 increased approximately 8% to $188.6 million compared to $174.0 million in the second quarter of the prior year. Changes in currency rates positively impacted net sales by 1%. Therefore, core sales for the second quarter of 2025 increased approximately 7% from the same quarter of the prior year. The majority of the increase during the current quarter is due to higher product sales in our food and beverage markets. Sales to the food market increased 13% on higher sales of our dispensing closures across a number of applications including sauces and condiments, food service, salad dressing and spreads, jellies and honey. The 7% increase in beverage market sales was mainly due to higher sales of our closures on functional drink products. Personal care sales declined 4% mainly due to lower tooling sales, while other sales increased 1% on higher sales of our laundry and dish care products.

Second Quarter 2025 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	14%	8%	(4)%	4%	8%
Currency Effects (1)	(1)%	(1)%	—%	(3)%	(1)%
Core Sales Growth	13%	7%	(4)%	1%	7%

Net sales for the first six months of 2025 increased approximately 2% to $360.7 million compared to $354.9 million in the first six months of 2024. Changes in currency rates negatively impacted net sales by 1%. Therefore, core sales increased approximately 3% in the first six months of 2025 compared to the same period in the prior year. During the first six months of 2025, liquid coffee creamer product sales were reclassified from our food market to the beverage market to better align with how those products are currently managed. All prior period amounts have been revised to conform to the current year presentation. While core product sales to our food and beverage markets each increased 7% and 4% respectively, both were negatively impacted by 2% lower tooling sales compared to the first six months of 2024. For the food market, we reported strong product sales of our closures for salad dressing, spread, jellies and honey, granulars and powders and Asian sauce products. Core sales to our beverage customers during the first six months of 2025 increased on improving functional drink application sales. Personal care core sales declined on lower tooling and sales of our hair care solutions while the other markets improved by 3% on stronger sales of our laundry and dish care products.

Six Months Ended June 30, 2025 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	6%	3%	(11)%	4%	2%
Currency Effects (1)	1%	1%	2%	(1)%	1%
Core Sales Growth	7%	4%	(9)%	3%	3%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and healthcare markets.
Adjusted EBITDA in the second quarter of 2025 increased 18% to $31.9 million compared to $27.1 million reported in the same period of the prior year. Sales growth, along with operational improvements, utilization improvements and cost containment initiatives drove the improvement during the current quarter. Therefore, our Adjusted EBITDA margin improved from 15.6% in the second quarter of 2024 to 16.9% during the second quarter of 2025.
Adjusted EBITDA in the first six months of 2025 increased 9% to $59.1 million compared to $54.3 million reported in the same period of the prior year. Our profitability was positively impacted by the higher product sales discussed above along with our cost improvement initiatives which more than compensated for a lower tooling contribution. This led to our Adjusted EBITDA margin improving from 15.3% in the first six months of 2024 to 16.4% during the first six months of 2025.
CORPORATE & OTHER
In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information of the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items) primarily includes certain professional fees, compensation and information system costs along with certain equity method investments which are not allocated directly to our reporting segments.
For the quarter ended June 30, 2025, Corporate & Other costs decreased to $17.4 million from $20.5 million in the second quarter of 2024. Improved performance of certain equity method investments along with lower costs to evaluate potential acquisition targets in 2025 lead to the current quarter improvement compared to the prior year period.
For the first six months of 2025 Corporate & Other costs decreased to $40.9 million compared to $42.1 million reported in the same period of the prior year. This decrease is mainly due to the improved performance of our equity method investments and lower costs to evaluate acquisition targets mentioned above, which more than offset higher incentive compensation costs, including higher accrual rates for certain equity compensation programs.
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

In our Management’s Discussion and Analysis, we exclude the impact of foreign currency translation when presenting net sales and other information, which we define as “constant currency.” Core sales, which excludes the impact of foreign currency translation is a non-U.S. GAAP financial measure. Core sales growth is calculated as current-period core sales less prior period core sales divided by prior period core sales multiplied by a hundred. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current-period foreign currency exchange rates. As a result, our management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of acquisitions when comparing results to prior periods. Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures. We believe it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.
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

	Three Months Ended
	June 30, 2025

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$966,009	$442,589	$334,849	$188,571	$—	$—

Reported net income	$111,732
Reported income taxes	27,982
Reported income before income taxes	139,714	122,594	24,628	17,546	(16,084)	(8,970)
Adjustments:
Restructuring initiatives	1,579	68	626	890	(5)
Net investment gain	(2,102)				(2,102)
Transaction costs related to acquisitions	344	—	344	—	—
Adjusted earnings before income taxes	139,535	122,662	25,598	18,436	(18,191)	(8,970)
Interest expense	10,850					10,850
Interest income	(1,880)					(1,880)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	148,505	122,662	25,598	18,436	(18,191)	—
Depreciation and amortization	69,904	34,169	21,475	13,447	813
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$218,409	$156,831	$47,073	$31,883	$(17,378)	$—

Reported net income margin (Reported net income / Reported Net Sales)	11.6%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	22.6%	35.4%	14.1%	16.9%

	Three Months Ended
	June 30, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$910,063	$414,533	$321,487	$174,043	$—	$—

Reported net income	$90,458
Reported income taxes	27,788
Reported income before income taxes	118,246	111,814	22,773	11,971	(21,353)	(6,959)
Adjustments:
Restructuring initiatives	2,315	65	1,199	893	158
Net investment loss	140				140
Transaction costs related to acquisitions	140	—	140	—	—
Adjusted earnings before income taxes	120,841	111,879	24,112	12,864	(21,055)	(6,959)
Interest expense	10,061					10,061
Interest income	(3,102)					(3,102)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	127,800	111,879	24,112	12,864	(21,055)	—
Depreciation and amortization	64,968	29,609	20,526	14,254	579
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$192,768	$141,488	$44,638	$27,118	$(20,476)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.9%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.2%	34.1%	13.9%	15.6%

	Six Months Ended
	June 30, 2025

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$1,853,314	$852,056	$640,556	$360,702	$—	$—

Reported net income	$190,395
Reported income taxes	55,334
Reported income before income taxes	245,729	233,706	41,309	29,879	(41,658)	(17,507)
Adjustments:
Restructuring initiatives	3,621	258	1,021	2,242	100
Net investment gain	(1,006)				(1,006)
Transaction costs related to acquisitions	344	—	344	—	—
Adjusted earnings before income taxes	248,688	233,964	42,674	32,121	(42,564)	(17,507)
Interest expense	22,201					22,201
Interest income	(4,694)					(4,694)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	266,195	233,964	42,674	32,121	(42,564)	—
Depreciation and amortization	135,551	65,317	41,537	27,022	1,675
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$401,746	$299,281	$84,211	$59,143	$(40,889)	$—

Reported net income margin (Reported net income / Reported Net Sales)	10.3%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.7%	35.1%	13.1%	16.4%

	Six Months Ended
	June 30, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$1,825,511	$821,826	$648,807	$354,878	$—	$—

Reported net income	$173,391
Reported income taxes	49,173
Reported income before income taxes	222,564	215,166	39,969	24,841	(43,176)	(14,236)
Adjustments:
Restructuring initiatives	5,795	89	3,909	1,653	144
Net investment gain	(452)				(452)
Transaction costs related to acquisitions	140	—	140	—	—
Adjusted earnings before income taxes	228,047	215,255	44,018	26,494	(43,484)	(14,236)
Interest expense	20,236					20,236
Interest income	(6,000)					(6,000)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	242,283	215,255	44,018	26,494	(43,484)	—
Depreciation and amortization	129,317	58,411	41,754	27,785	1,367
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$371,600	$273,666	$85,772	$54,279	$(42,117)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.5%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.4%	33.3%	13.2%	15.3%

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2025	2024

Revolving credit facility and overdrafts	$264,659	$176,035
Current maturities of long-term obligations, net of unamortized debt issuance costs	286,864	162,250
Long-Term Obligations, net of unamortized debt issuance costs	535,054	688,066
Total Debt	1,086,577	1,026,351
Less:
Cash and equivalents	161,728	223,844
Short-term investments	8,037	2,337
Net Debt	$916,812	$800,170

Total Stockholders' Equity	$2,717,814	$2,485,924
Net Debt	916,812	800,170
Net Capital	$3,634,626	$3,286,094

Net Debt to Net Capital	25.2%	24.4%

Free Cash Flow Reconciliation
Six Months Ended June 30,	2025	2024

Net Cash Provided by Operations	$208,700	$235,912
Capital Expenditures	(120,287)	(143,866)
Proceeds from Government Grants	3,308	—
Free Cash Flow	$91,721	$92,046
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
During the six months ended June 30, 2025, the U.S. dollar was weaker compared to all currencies except Latin America currencies, Chinese yuan, Indian rupee and Indonesia rupiah. This resulted in an additive impact on our translated results during the second quarter of 2025 when compared to the second quarter of 2024.
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
Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of June 30, 2025, our estimated stock-based compensation expense on a pre-tax basis for the year 2025 compared to 2024 is as follows:

	2025	2024
First Quarter	$19,193	$18,276
Second Quarter	8,813	9,277
Third Quarter (estimated for 2025)	9,998	10,409
Fourth Quarter (estimated for 2025)	10,117	9,688
	$48,121	$47,650
LIQUIDITY AND CAPITAL RESOURCES
Given our current level of leverage and our ability to generate cash flow from operations, we believe we are in a strong financial position to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment, capacity expansions and as working capital for the continued growth of our business and to achieve our strategic objectives. We also use cash to pay quarterly dividends to stockholders, invest in the acquisition of new businesses and repurchase shares of our common stock. Due to uncertain macroeconomic conditions, including rising interest rates, inflation and the impact of tariffs and related trade restrictions, if there was a prolonged decrease in customer demand and that decrease adversely impacted our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels and share repurchases, as well as reevaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash decreased to $161.7 million at June 30, 2025 from $223.8 million at December 31, 2024. Total short and long-term interest-bearing debt increased from $1.03 billion at December 31, 2024 to $1.09 billion at June 30, 2025. The ratio of our Net Debt (interest-bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 25.2% at June 30, 2025 from 24.4% at December 31, 2024. See the reconciliation under “Non-U.S. GAAP Measures.”

In the first six months of 2025, our operations provided approximately $208.7 million in net cash flow compared to $235.9 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.
We used $126.1 million in cash for investing activities during the first six months of 2025 compared to $145.0 million during the same period a year ago. Our investment in capital projects decreased $26.9 million during the first six months of 2025 compared to the first six months of 2024 as we completed larger projects that had higher spend in the prior year.
Financing activities used $162.0 million in cash during the first six months of 2025 compared to $89.0 million in cash used by financing activities during the same period a year ago. The increased use of cash in the first six months of 2025 is primarily related to $132.9 million of additional treasury stock purchases as compared to the prior year and $17.2 million less of proceeds from stock option exercises.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short-term financing of up to $30 million that is available in the U.S. No balance was outstanding under this arrangement as of June 30, 2025.
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks which provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million subject to certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and can be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2024, €170.0 million ($176.0 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of June 30, 2025, we had utilized $111.5 million and €130 million ($153.1 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of June 30, 2025, $141.1 million was utilized under the Term Loan facility.
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2025
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.19 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.40 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the amended revolving credit facility agreement and private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.9 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which would generate interest savings of approximately $0.5 million per quarter based upon exchange rates as of the transaction date.
On July 10, 2025, the Board of Directors declared a quarterly cash dividend of $0.45 per share payable on August 14, 2025 to stockholders of record as of July 24, 2025.
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
OUTLOOK
We expect earnings per share for the third quarter of 2025, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $1.53 to $1.61 and this guidance is based on an effective tax rate range of 20.5% to 22.5%. Our total 2025 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $270 million to $290 million.
FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential”, “are optimistic” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:
•geopolitical conflicts worldwide including the ongoing conflict in Ukraine with the Russian military and the resulting indirect impact on demand from our customers selling their products into these countries, and certain supply chain disruptions;
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
The table below provides information as of June 30, 2025 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2025.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$15,347	1.1331	15,347 - 34,220
USD / MXN	14,000	19.4488	0 - 14,000
CZK / EUR	13,545	0.0402	12,780 - 13,545
USD / EUR	10,671	0.8741	10,671 - 16,625
EUR / BRL	9,964	6.6262	9,641 - 9,964
EUR / MXN	5,619	22.8853	5,122 - 6,252
EUR / INR	4,449	98.8323	2,722 - 4,449
EUR / CHF	4,423	0.9362	2,553 - 4,489
EUR / CNY	4,343	8.0937	2,276 - 4,547
CHF / USD	2,759	1.2134	338 - 2,759
EUR / THB	2,606	36.5572	2,541 - 2,611
USD / CNY	1,730	7.1696	0 - 4,860
INR / EUR	1,364	0.0101	1,325 - 1,364
GBP / EUR	1,128	1.1802	654 - 1,128
EUR / GBP	1,026	0.8540	0 - 1,026
CHF / EUR	933	1.0713	933 - 2,055
EUR / CZK	757	24.9332	0 - 757
USD / CZK	678	21.8557	0 - 678
MXN / USD	500	0.0489	500 - 500
GBP / USD	124	1.3443	42 - 504
USD / GBP	45	0.7471	45 - 251
USD / CHF	6	0.8182	7 - 377
Total	$96,017
As of June 30, 2025, we have recorded the fair value of foreign currency forward exchange contracts of $0.9 million in prepaid and other and $0.9 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $35.7 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended June 30, 2025, the Plan purchased 5,548 shares of our common stock on behalf of the participants at an average price of $148.81, for an aggregate amount of $826 thousand, and sold 1,663 shares of our common stock on behalf of the participants at an average price of $155.52, for an aggregate amount of $259 thousand. At June 30, 2025, the Plan owned 119,194 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 10, 2024, a new share purchase authorization of up to $500 million of common stock was authorized. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and six months ended June 30, 2025, we repurchased approximately 452 thousand shares for $70.0 million and 1.0 million shares for $150.0 million, respectively.
The following table summarizes our purchases of our securities for the quarter ended June 30, 2025:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

4/1/25 - 4/30/25	—	$—	—	$382.7
5/1/25 - 5/31/25	255,600	155.57	255,600	342.9
6/1/25 - 6/30/25	196,861	153.60	196,861	312.7
Total	452,461	$154.71	452,461	$312.7

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.1**
AptarGroup, Inc. 2018 Equity Incentive Plan (as amended effective May 7, 2025), filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 7, 2025, is hereby incorporated by reference.

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

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2025, filed with the SEC on August 1, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Balance Sheets – June 30, 2025 and December 31, 2024, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Six Months Ended June 30, 2025 and 2024, (vi) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2025 and 2024 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: August 1, 2025