Form 10-Q
period 2025-09-30
APTARGROUP, INC.
filed 2025-10-31
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of October 27, 2025, was 65,619,154 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2025

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$961,131	$909,291	$2,814,445	$2,734,802
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	598,046	558,511	1,747,931	1,708,707
Selling, research & development and administrative	148,760	141,604	455,176	443,714
Depreciation and amortization	75,234	67,015	210,785	196,332
Restructuring initiatives	2,168	3,864	5,789	9,659
Total Operating Expenses	824,208	770,994	2,419,681	2,358,412
Operating Income	136,923	138,297	394,764	376,390

Other (Expense) Income:
Interest expense	(13,532)	(12,290)	(35,733)	(32,526)
Interest income	2,400	3,022	7,094	9,022
Net investment (loss) gain	(161)	1,043	845	1,495
Equity in results of affiliates	1,747	(77)	6,142	(168)
Gain from remeasurement of equity method investment	26,518	—	26,518	—
Miscellaneous expense, net	232	1,136	226	(518)
Total Other (Expense) Income	17,204	(7,166)	5,092	(22,695)

Income before Income Taxes	154,127	131,131	399,856	353,695

Provision for Income Taxes	26,295	31,209	81,629	80,382

Net Income	$127,832	$99,922	$318,227	$273,313

Net (Income) Loss Attributable to Noncontrolling Interests	(47)	117	76	284
Net Loss Attributable to Redeemable Noncontrolling Interests	142	—	142	—

Net Income Attributable to AptarGroup, Inc.	$127,927	$100,039	$318,445	$273,597

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.95	$1.51	$4.83	$4.13
Diluted	$1.92	$1.48	$4.75	$4.05

Average Number of Shares Outstanding:
Basic	65,709	66,445	65,989	66,274
Diluted	66,630	67,716	67,043	67,574

Dividends per Common Share	$0.45	$0.45	$1.35	$1.27

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Income	$127,832	$99,922	$318,227	$273,313
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(3,456)	66,736	238,148	625
Changes in derivative gains (losses), net of tax	1,415	(5,711)	(16,590)	(202)
Changes in defined benefit pension plan, net of tax
Actuarial gain (loss), net of tax	230	(634)	344	(532)
Amortization of prior service cost included in net income, net of tax	138	22	384	62
Amortization of net loss included in net income, net of tax	19	214	54	578
Total defined benefit pension plan, net of tax	387	(398)	782	108
Total other comprehensive (loss) income	(1,654)	60,627	222,340	531
Comprehensive Income	126,178	160,549	540,567	273,844
Comprehensive Income Attributable to Noncontrolling Interests	(139)	(866)	(282)	(158)
Comprehensive Income Attributable to AptarGroup, Inc.	$126,039	$159,683	$540,285	$273,686
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	September 30, 2025	December 31, 2024
Assets
Cash and equivalents	$257,057	$223,844
Short-term investments	7,758	2,337
Accounts and notes receivable, less current expected credit loss (“CECL”) of $16,989 in 2025 and $15,785 in 2024	799,018	658,057
Inventories	547,304	461,807
Prepaid and other	172,465	132,338
Total Current Assets	1,783,602	1,478,383
Land	31,304	28,172
Buildings and improvements	871,812	751,813
Machinery and equipment	3,578,837	3,143,236
Property, Plant and Equipment, Gross	4,481,953	3,923,221
Less: Accumulated depreciation	(2,842,396)	(2,476,071)
Property, Plant and Equipment, Net	1,639,557	1,447,150
Investments in equity securities	130,348	146,269
Goodwill	1,066,772	936,256
Intangible assets, net	260,372	254,769
Operating lease right-of-use assets	67,379	64,213
Miscellaneous	152,818	105,238
Total Other Assets	1,677,689	1,506,745
Total Assets	$5,100,848	$4,432,278
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	September 30, 2025	December 31, 2024
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities:
Short-term obligations	$367,745	$176,035
Current maturities of long-term obligations, net of unamortized debt issuance costs	286,826	162,250
Accounts payable, accrued and other liabilities	844,622	729,996
Total Current Liabilities	1,499,193	1,068,281
Long-Term Obligations, net of unamortized debt issuance costs	546,016	688,066
Deferred income taxes	20,480	14,259
Retirement and deferred compensation plans	75,018	62,210
Operating lease liabilities	49,215	49,716
Deferred and other non-current liabilities	98,858	63,822
Commitments and contingencies - (See Note 12)	—	—
Total Deferred Liabilities and Other	243,571	190,007
Mezzanine Equity:
Redeemable Noncontrolling Interests	24,529	—
Total Mezzanine Equity	24,529	—
AptarGroup, Inc. stockholders’ equity:
Common stock, $.01 par value, 199 million shares authorized, 72.8 million and 72.5 million shares issued as of September 30, 2025 and December 31, 2024, respectively	728	725
Capital in excess of par value	1,155,590	1,125,882
Retained earnings	2,599,697	2,370,537
Accumulated other comprehensive loss	(207,495)	(429,475)
Less: Treasury stock at cost, 7.2 million and 6.0 million shares as of September 30, 2025 and December 31, 2024	(778,812)	(595,781)
Total AptarGroup, Inc. Stockholders’ Equity	2,769,708	2,471,888
Noncontrolling interests in subsidiaries	17,831	14,036
Total Stockholders’ Equity	2,787,539	2,485,924
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,100,848	$4,432,278
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2025 and 2024	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - June 30, 2024	$2,229,377	$(368,524)	$721	$(547,685)	$1,082,560	$13,766	$2,410,215
Net income (loss)	100,039	—	—	—	—	(117)	99,922
Foreign currency translation adjustments	—	65,753	—	—	—	983	66,736
Changes in unrecognized pension losses and related amortization, net of tax	—	(398)	—	—	—	—	(398)
Changes in derivative losses, net of tax	—	(5,711)	—	—	—	—	(5,711)
Stock awards and option exercises	—	—	2	1,883	25,037	—	26,922
Cash dividends declared on common stock	(29,876)	—	—	—	—	—	(29,876)
Treasury stock purchased	—	—	—	(14,169)	—	—	(14,169)
Balance - September 30, 2024	$2,299,540	$(308,880)	$723	$(559,971)	$1,107,597	$14,632	$2,553,641

Balance - June 30, 2025	$2,501,415	$(205,748)	$727	$(739,999)	$1,143,727	$17,692	$2,717,814
Net income	127,927	—	—	—	—	47	127,974
Foreign currency translation adjustments	1	(3,549)	—	—	—	92	(3,456)
Changes in unrecognized pension gains and related amortization, net of tax	—	387	—	—	—	—	387
Changes in derivative gains, net of tax	—	1,415	—	—	—	—	1,415
Stock awards and option exercises	—	—	1	1,483	11,863	—	13,347
Cash dividends declared on common stock	(29,646)	—	—	—	—	—	(29,646)
Treasury stock purchased	—	—	—	(40,005)	—	—	(40,005)
Excise tax on treasury shares	—	—	—	(291)	—	—	(291)
Balance - September 30, 2025	$2,599,697	$(207,495)	$728	$(778,812)	$1,155,590	$17,831	$2,787,539

In thousands

Nine Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2025 and 2024	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2023	$2,109,816	$(308,734)	$717	$(539,404)	$1,044,429	$14,474	$2,321,298
Net income (loss)	273,597	—	—	—	—	(284)	273,313
Foreign currency translation adjustments	235	(52)	—	—	—	442	625
Changes in unrecognized pension gains and related amortization, net of tax	—	108	—	—	—	—	108
Changes in derivative losses, net of tax	—	(202)	—	—	—	—	(202)
Stock awards and option exercises	—	—	6	10,736	63,168	—	73,910
Cash dividends declared on common stock	(84,108)	—	—	—	—	—	(84,108)
Treasury stock purchased	—	—	—	(31,303)	—	—	(31,303)
Balance - September 30, 2024	$2,299,540	$(308,880)	$723	$(559,971)	$1,107,597	$14,632	$2,553,641

Balance - December 31, 2024	$2,370,537	$(429,475)	$725	$(595,781)	$1,125,882	$14,036	$2,485,924
Net income (loss)	318,445	—	—	—	—	(76)	318,369
Acquisitions of non-controlling interest	—	—	—	—	—	3,513	3,513
Foreign currency translation adjustments	2	237,788	—	—	—	358	238,148
Changes in unrecognized pension gains and related amortization, net of tax	—	782	—	—	—	—	782
Changes in derivative losses, net of tax	—	(16,590)	—	—	—	—	(16,590)
Stock awards and option exercises	—	—	3	8,037	29,708	—	37,748
Cash dividends declared on common stock	(89,287)	—	—	—	—	—	(89,287)
Treasury stock purchased	—	—	—	(190,005)	—	—	(190,005)
Excise tax on treasury shares	—	—	—	(1,063)	—	—	(1,063)
Balance - September 30, 2025	$2,599,697	$(207,495)	$728	$(778,812)	$1,155,590	$17,831	$2,787,539
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2025	2024

Cash Flows from Operating Activities:
Net income	$318,227	$273,313
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	177,412	162,925
Amortization	33,373	33,407
Stock-based compensation	36,772	37,962
Provision (release) for CECL	516	(1,221)
Loss (gain) on disposition of fixed assets	77	(462)
Net gain on remeasurement of equity securities	(845)	(1,495)
Deferred income taxes	(31,851)	(11,653)
Defined benefit plan expense	10,232	9,296
Equity in results of affiliates	(6,142)	168
Gain on remeasurement of equity method investment	(26,518)	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(66,812)	(24,054)
Inventories	(22,782)	22,653
Prepaid and other current assets	(28,064)	(13,970)
Accounts payable, accrued and other liabilities	6,950	(14,371)
Income taxes payable	(1,281)	6,672
Retirement and deferred compensation plan liabilities	(5,891)	(3,832)
Retirement and deferred compensation plan assets	(7,314)	(3,038)
Other changes, net	247	(7,126)
Net Cash Provided by Operations	386,306	465,174
Cash Flows from Investing Activities:
Capital expenditures	(183,600)	(210,416)
Proceeds from government grants	3,308	—
Proceeds from sale of property, plant and equipment	2,103	1,020
Maturities and (purchases) of short-term investments, net	2,813	(2,242)
Acquisition of businesses, net of cash acquired	(28,221)	—
Acquisition of intangible assets, net	(4,301)	(13,242)
Investment in equity securities	(7,258)	—
Notes receivable, net	37	(776)
Net Cash Used by Investing Activities	(215,119)	(225,656)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	2,105	22,302
Repayments of notes payable and overdrafts	(1,946)	(23,184)
Proceeds of short-term revolving credit facility, net	144,620	138,058
Proceeds from long-term obligations	1,204	168,614
Repayments of long-term obligations	(36,490)	(372,393)
Dividends paid	(89,287)	(84,108)
Proceeds from stock option exercises	14,869	44,364
Purchase of treasury stock	(190,005)	(31,303)
Redeemable noncontrolling interest	703	—
Net Cash Used by Financing Activities	(154,227)	(137,650)
Effect of Exchange Rate Changes on Cash	16,253	13
Net Increase in Cash and Equivalents and Restricted Cash	33,213	101,881
Cash and Equivalents and Restricted Cash at Beginning of Period	223,844	223,643
Cash and Equivalents and Restricted Cash at End of Period	$257,057	$325,524

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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of September 30, 2025, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $30.5 million.
While we provide suppliers with the above third-party alternative for accelerated payments, we may also take advantage of similar accelerated payment opportunities offered to us by our customers, when economically beneficial for us to do so.
REDEEMABLE NONCONTROLLING INTEREST
During the third quarter of 2025, we entered into an agreement with the selling shareholder of three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”), which provides them with redemption rights (i.e. a put option) that could require Aptar to purchase the shareholder's remaining 20% noncontrolling interests in BTY upon the passage of time. As these redemption rights are not solely within the control of Aptar, such interests are classified as redeemable noncontrolling interest outside of permanent equity, in mezzanine equity, on the Condensed Consolidated Balance Sheets.
At initial recognition, redeemable noncontrolling interests are recorded at their issuance-date or acquisition date, fair value. The fair value is estimated by applying an income approach and is based on significant inputs that are not observable in the market and is therefore a Level 3 model. Key assumptions in the valuation of the redeemable noncontrolling interest include a discount rate, a terminal value based on a range of long-term sustainable growth rates and adjustments because of the lack of control that market participants would consider when measuring the fair value of the noncontrolling interests. Subsequently, redeemable noncontrolling interests that are currently redeemable, or probable of becoming redeemable, are adjusted to the greater of (i) current redemption value or (ii) carrying amount. Adjustments to redemption value are recorded through retained earnings. Upward adjustments are considered a deemed dividend, and would result in a reduction to earnings available to common shareholders for the calculation of earnings per common share. For additional information, see Note 20 - Redeemable Noncontrolling Interests.

NOTE 2 – REVENUE
Revenue by segment and geography based on shipped to locations for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$208,055	$157,606	$10,968	$68,781	$445,410
Aptar Beauty	196,137	57,012	42,132	32,487	327,768
Aptar Closures	61,611	85,110	22,031	19,201	187,953
Total	$465,803	$299,728	$75,131	$120,469	$961,131

	For the Three Months Ended September 30, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$204,835	$142,747	$10,925	$62,087	$420,594
Aptar Beauty	182,708	59,954	37,565	22,632	302,859
Aptar Closures	57,586	88,870	20,665	18,717	185,838
Total	$445,129	$291,571	$69,155	$103,436	$909,291

	For the Nine Months Ended September 30, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$618,577	$460,429	$36,469	$181,991	$1,297,466
Aptar Beauty	589,282	172,041	124,625	82,376	968,324
Aptar Closures	172,585	259,464	62,693	53,913	548,655
Total	$1,380,444	$891,934	$223,787	$318,280	$2,814,445

	For the Nine Months Ended September 30, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$624,503	$407,291	$36,848	$173,778	$1,242,420
Aptar Beauty	579,638	189,849	117,959	64,220	951,666
Aptar Closures	165,507	262,154	64,221	48,834	540,716
Total	$1,369,648	$859,294	$219,028	$286,832	$2,734,802
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
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of September 30, 2025	Balance as of December 31, 2024	Increase/ (Decrease)
Contract asset (current)	$13,132	$12,571	$561
Contract liability (current)	82,931	64,425	18,506
Contract liability (long-term)	50,381	40,551	9,830

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $82.9 million, including $40.1 million relating to contract liabilities at the beginning of the year. Current contract assets are included within Prepaid and other, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
Product Sales
We primarily manufacture and sell drug and consumer product dosing, dispensing and protection technologies. The amount of consideration is typically fixed for customers. At the time of shipment, the customer is invoiced at the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of September 30, 2025 or December 31, 2024.
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
NOTE 3 - INVENTORIES
Inventories, by component, net of reserves, consisted of:

	September 30, 2025	December 31, 2024
Raw materials	$160,141	$133,885
Work in process	197,170	161,350
Finished goods	189,993	166,572
Total	$547,304	$461,807

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 by reporting segment were as follows:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2024	$488,234	$281,286	$166,736	$936,256
Acquisitions	—	76,183	—	76,183
Foreign currency exchange effects	40,578	12,136	1,619	54,333
Balance as of September 30, 2025	$528,812	$369,605	$168,355	$1,066,772

The table below shows a summary of intangible assets as of September 30, 2025 and December 31, 2024.

		September 30, 2025			December 31, 2024
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	12.5	$19,041	$(3,653)	$15,388	$18,333	$(2,343)	$15,990
Acquired technology	10.8	154,914	(96,128)	58,786	137,444	(80,171)	57,273
Customer relationships	13.8	327,842	(171,059)	156,783	303,502	(145,772)	157,730
Trademarks and trade names	8.0	45,177	(40,898)	4,279	42,882	(36,450)	6,432
License agreements and other	23.1	36,074	(10,938)	25,136	26,318	(8,974)	17,344
Total intangible assets	13.8	$583,048	$(322,676)	$260,372	$528,479	$(273,710)	$254,769
Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2025 and 2024 was $11,542 and $11,733, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2025 and 2024 was $33,373 and $33,407, respectively.
As of September 30, 2025, future estimated amortization expense for the years ending December 31 is as follows:

2025	$12,296	(remaining estimated amortization for 2025)
2026	45,333
2027	37,646
2028	33,163
2029	32,544
Thereafter	99,390
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2025.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The Organization for Economic Cooperation and Development’s Model Global Anti-Base Erosion rules under Pillar Two have been enacted by various countries beginning in 2024. These enacted laws relate to the Pillar Two safe harbors, Income Inclusion Rule, Qualified Domestic Minimum Tax, and the Undertaxed Profits Rule for 2025. We have analyzed the provisions in the applicable jurisdictions and provided for the appropriate tax amounts. We do not expect a material impact from Pillar Two related taxes for 2025.
On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as “One Big Beautiful Bill Act” (“OBBBA”). We are reviewing and analyzing the full effects of the corporate tax-related provisions of the OBBBA. While we are continuing to evaluate the full impact of the legislation, we do not expect the OBBBA to have a material effect on our estimated 2025 effective tax rate.
The effective tax rate for the three months ended September 30, 2025 and 2024, respectively, was 17.1% and 23.8%. The lower effective tax rate for the three months ended September 30, 2025 reflects a benefit related to the gain resulting from remeasurement of equity investments to fair value upon Aptar becoming the majority shareholder in the invested companies (4.2%), and a deferred tax benefit resulting from the release of a valuation allowance (2.7%). The effective tax rate for the nine months ended September 30, 2025 and 2024, respectively, was 20.4% and 22.7%. The lower effective tax rate for the nine months ended September 30, 2025 reflects deferred tax benefits from the valuation allowance releases (3.1%) and a benefit related to the gain resulting from remeasurement of equity investments to fair value upon Aptar becoming the majority shareholder in the invested companies (1.6%). The tax rate for 2024 reflects tax incentives in certain non-U.S. jurisdictions from intellectual property development activities and greater excess tax benefits from share-based compensation than in 2025.

NOTE 6 – DEBT
Short-Term Obligations
At September 30, 2025 and December 31, 2024, our short term obligations, revolving credit facility and overdrafts consisted of the following:

	September 30, 2025	December 31, 2024
Short term obligations 2.25% to 3.10%	$27,951	$—
Revolving credit facility 2.90% to 5.59%	339,614	176,035
Overdraft 4.77%	180	—
	$367,745	$176,035
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks that provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and could be drawn in various currencies including USD, EUR, GBP, and CHF. On July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2024, €170.0 million ($176.0 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of September 30, 2025, we had utilized $187.0 million and €130 million ($152.6 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
We also have an unsecured money market borrowing arrangement to provide short-term financing of up to $30 million that is available in the U.S. No balance was outstanding under this arrangement as of September 30, 2025 or December 31, 2024.
Long-Term Obligations
At September 30, 2025 and December 31, 2024, our long-term obligations consisted of the following:

	September 30, 2025	December 31, 2024
Notes payable 0.00% – 3.20%, due in monthly and annual installments through 2035	$20,696	$15,135
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Term loan 5.2% floating, due in 2027	141,100	166,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.7 million	399,335	399,258
Finance Lease Liabilities	24,981	23,753
Unamortized debt issuance costs	(3,270)	(3,830)
	$832,842	$850,316
Current maturities of long-term obligations	(286,826)	(162,250)
Total long-term obligations	$546,016	$688,066
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of September 30, 2025, $141.1 million was utilized under the Term Loan facility and as of December 31, 2024, $166 million was utilized.

The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 7, due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$283,305
Year Two	116,563
Year Three	755
Year Four	132
Year Five	86
Thereafter	410,290
Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2025
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.22 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.02 to 1.00
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
The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$5,832	$4,795	$16,709	$14,530

Finance lease cost:
Amortization of right-of-use assets	$1,982	$1,715	$5,763	$4,976
Interest on lease liabilities	317	299	890	897
Total finance lease cost	$2,299	$2,014	$6,653	$5,873

Short-term lease and variable lease costs	$5,821	$5,255	$16,071	$15,451

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30,	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,732	$14,845
Operating cash flows from finance leases	986	976
Financing cash flows from finance leases	2,700	2,305

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,248	$31,819
Finance leases	3,394	1,347
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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2025	2024	2025	2024
Service cost	$1,983	$2,366	$1,732	$1,605
Interest cost	2,390	2,242	999	860
Expected return on plan assets	(3,186)	(3,116)	(631)	(549)
Amortization of net (gain) loss	(122)	—	322	303
Amortization of prior service cost	—	—	25	29
Net periodic benefit cost	$1,065	$1,492	$2,447	$2,248
Curtailment	—	—	—	(1,851)
Total Net periodic benefit cost	$1,065	$1,492	$2,447	$397

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2025	2024	2025	2024
Service cost	$5,949	$7,097	$4,979	$4,838
Interest cost	7,172	6,726	2,872	2,602
Expected return on plan assets	(9,558)	(9,347)	(1,814)	(1,671)
Amortization of net (gain) loss	(366)	—	925	819
Amortization of prior service cost	—	—	73	83
Net periodic benefit cost	$3,197	$4,476	$7,035	$6,671
Curtailment	—	—	—	(1,851)
Total Net periodic benefit cost	$3,197	$4,476	$7,035	$4,820
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

Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. However, we contributed $12.2 million to our domestic defined benefit plans during the nine months ended September 30, 2025, and do not expect that we will make any additional significant contributions during the rest of 2025. We contributed $1.3 million to our foreign defined benefit plans during the nine months ended September 30, 2025 and do not expect that we will make any additional significant contributions during the rest of 2025.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2023	$(280,082)	$(11,891)	$(16,761)	$(308,734)
Other comprehensive loss before reclassifications	(52)	(532)	(202)	(786)
Amounts reclassified from accumulated other comprehensive income	—	640	—	640
Net current-period other comprehensive (loss) income	(52)	108	(202)	(146)
Balance - September 30, 2024	$(280,134)	$(11,783)	$(16,963)	$(308,880)

Balance - December 31, 2024	$(426,049)	$5,522	$(8,948)	$(429,475)
Other comprehensive income (loss) before reclassifications	237,788	344	(16,590)	221,542
Amounts reclassified from accumulated other comprehensive income	—	438	—	438
Net current-period other comprehensive income (loss)	237,788	782	(16,590)	221,980
Balance - September 30, 2025	$(188,261)	$6,304	$(25,538)	$(207,495)
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended September 30,	2025	2024

Defined Benefit Pension Plans
Amortization of net loss	$200	$303	(1)
Amortization of prior service cost	25	29	(1)
	225	332	Total before tax
	(68)	(96)	Tax impact
	$157	$236	Net of tax
Total reclassifications for the period	$157	$236

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Nine Months Ended September 30,	2025	2024

Defined Benefit Pension Plans
Amortization of net loss	$559	$819	(1)
Amortization of prior service cost	73	83	(1)
	632	902	Total before tax
	(194)	(262)	Tax impact
	$438	$640	Net of tax
Total reclassifications for the period	$438	$640
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

On July 6, 2022, we entered into a seven-year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of September 30, 2025, the fair value of the cross currency swap was a $33.8 million liability. The swap agreement will mature on September 15, 2029.
Other
As of September 30, 2025, we have recorded the fair value of foreign currency forward exchange contracts of $0.1 million in prepaid and other and $0.9 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of September 30, 2025 had an aggregate notional contract amount of $83.5 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024

		September 30, 2025		December 31, 2024
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$113	$—	$572
		$—	$113	$—	$572

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$892	$—	$622
Cross Currency Swap Contract (1)	Deferred and other non-current liabilities	33,824	—	11,851	—
		$33,824	$892	$11,851	$622
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2025 and 2024

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2025	2024		2025	2024
Cross currency swap agreement:
Foreign exchange component	$1,415	$(5,711)	Miscellaneous, net	$—	$—	$232
	$1,415	$(5,711)		$—	$—

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2025 and 2024

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2025	2024		2025	2024
Cross currency swap agreement:
Foreign exchange component	$(16,590)	$(202)	Miscellaneous, net	$—	$—	$226
	$(16,590)	$(202)		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2025 and 2024

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2025	2024
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(758)	$(1,157)
		$(758)	$(1,157)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2025 and 2024

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2025	2024
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(733)	$(1,017)
		$(733)	$(1,017)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2025
Derivative Assets	$113	—	$113	—	—	$113
Total Assets	$113	—	$113	—	—	$113

Derivative Liabilities	$34,716	—	$34,716	—	—	$34,716
Total Liabilities	$34,716	—	$34,716	—	—	$34,716

December 31, 2024
Derivative Assets	$572	—	$572	—	—	$572
Total Assets	$572	—	$572	—	—	$572

Derivative Liabilities	$12,473	—	$12,473	—	—	$12,473
Total Liabilities	$12,473	—	$12,473	—	—	$12,473

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of September 30, 2025, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$3,831	$3,831	$—	$—
Foreign exchange contracts (2)	113	—	113	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$9,594	$3,831	$113	$5,650
Liabilities
Foreign exchange contracts (2)	$892	$—	$892	$—
Cross currency swap contract (2)	33,824	—	33,824	—
Total liabilities at fair value	$34,716	$—	$34,716	$—

As of December 31, 2024, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,986	$2,986	$—	$—
Foreign exchange contracts (2)	572	—	572	—
Convertible note (3)	5,650	—	—	5,650
Total assets at fair value	$9,208	$2,986	$572	$5,650
Liabilities
Foreign exchange contracts (2)	$622	$—	$622	$—
Cross currency swap contract (2)	11,851	—	11,851	—
Total liabilities at fair value	$12,473	$—	$12,473	$—
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
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $508.6 million as of September 30, 2025 and $624.7 million as of December 31, 2024.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
We are subject to a number of lawsuits and claims both actual and potential in nature including those involving intellectual property and commercial disputes. For example, we are involved in legal proceedings in certain jurisdictions related to alleged infringement of intellectual property rights, alleged customer breach of confidentiality obligations, alleged customer misuse of proprietary information and alleged violations of competition and antitrust laws. We are actively litigating our interests in these matters and management believes the resolution of these claims and lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established. Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows.
Legal Proceedings
On March 25, 2025, AptarGroup, Inc. and its subsidiary, Aptar France SAS, filed a lawsuit in the United States District Court for the Southern District of New York against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. (together, “ARS”). The complaint alleges that ARS misappropriated Aptar’s trade secrets and breached multiple contractual confidentiality obligations. This matter is pending and no final determination has been made by the court. Aptar seeks injunctive relief and damages. Relatedly, on September 29, 2025, ARS filed a lawsuit in the United States District Court for the Southern District of California against Aptar. The complaint alleges that Aptar violated Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act by refusing to sell certain components. ARS seeks injunctive relief and damages.
In May 2025, Nemera La Verpillière SAS ("Nemera") filed parallel patent infringement actions in Mannheim Regional Court, Germany and Paris Judicial Court, France against Aptar and certain subsidiaries alleging that Aptar's ophthalmic product infringes a Nemera patent, seeking an injunction and damages. Aptar is contesting the claims. Aptar filed oppositions before the European Patent Office ("EPO") challenging the validity of the European Patent (EP) asserted by Nemera. On October 2, 2025, an EPO hearing invalidated Nemera’s main patent claim while allowing an amended claim to continue. The infringement proceedings in Germany and France are continuing.
At this stage, each of the above matters is too preliminary to form a judgment as to whether an adverse outcome is probable, and we are unable to estimate the possible loss or range of loss, if any.

Other Contingencies
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2025 and December 31, 2024.
We are periodically subject to loss contingencies resulting from customs duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $10 million to $11 million in principal, and $22 million to $23 million for interest and penalties. We are currently defending our position with respect to these claims in the respective administrative procedures. Due to uncertainty in the probability of settlement and the timing of our appeal, no liability is recorded as of September 30, 2025.
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
During the three and nine months ended September 30, 2025, we repurchased approximately 286 thousand shares for $40.0 million and 1.3 million shares for $190.0 million, respectively. During the three and nine months ended September 30, 2024, we repurchased approximately 95 thousand shares for $14.2 million and 215 thousand shares for $31.3 million, respectively. As of September 30, 2025, there was $272.7 million for authorized share repurchases remaining under the existing authorization.
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

Nine Months Ended September 30,	2025	2024
Fair value per stock award	$154.20	$145.79
Grant date stock price	$147.84	$141.00
Assumptions:
Aptar's stock price expected volatility	17.70%	18.80%
Expected average volatility of peer companies	34.10%	34.80%
Correlation assumption	31.00%	30.70%
Risk-free interest rate	4.03%	4.51%
Dividend yield assumption	1.22%	1.16%

A summary of RSU activity as of September 30, 2025 and changes during the nine month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	277,245	$123.28	513,226	$127.17
Granted	93,346	145.29	207,167	147.38
Vested	(142,856)	117.70	(215,069)	131.12
Forfeited	(8,064)	126.16	(48,879)	121.15
Nonvested at September 30, 2025	219,671	$136.14	456,445	$135.06
Included in the time-based RSU activity for the nine months ended September 30, 2025 are 9,805 units granted to non-employee directors and 10,208 units that vested related to non-employee directors.

Nine Months Ended September 30,	2025	2024
Compensation expense (included in SG&A)	$27,515	$29,425
Compensation expense (included in Cost of sales)	2,588	2,252
Compensation expense, Total	$30,103	$31,677
Fair value of units vested	43,382	35,434
Intrinsic value of units vested	53,743	38,578
The actual tax benefit realized for the tax deduction from RSUs was approximately $9.8 million and $7.2 million in the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $51.3 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 1.9 years.
Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $36.91 and $36.07 per share during the first nine months of 2025 and 2024, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Nine Months Ended September 30,	2025	2024
Dividend Yield	1.17%	1.28%
Expected Stock Price Volatility	17.66%	17.03%
Risk-free Interest Rate	4.21%	4.51%
Expected Life of Option (years)	7.0	7.0

 A summary of option activity under our stock plans during the nine months ended September 30, 2025 is presented below:

	Stock Awards Plans
	Options	Weighted Average Exercise Price
Outstanding, January 1, 2025	1,663,307	$93.69
Granted	226,187	147.84
Exercised	(194,834)	76.20
Forfeited or expired	(13,671)	114.87
Outstanding at September 30, 2025	1,680,989	$102.83
Exercisable at September 30, 2025	1,195,724	$88.11
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2025	4.5
Exercisable at September 30, 2025	2.8
Aggregate Intrinsic Value:
Outstanding at September 30, 2025	$54,546
Exercisable at September 30, 2025	$53,009
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2025	$15,079
September 30, 2024	$43,779

Nine Months Ended September 30,	2025	2024
Compensation expense (included in SG&A)	$6,082	$5,678
Compensation expense (included in Cost of sales)	587	607
Compensation expense, Total	$6,669	$6,285
Compensation expense, net of tax	5,455	6,121
Grant date fair value of options vested	5,200	2,306
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the nine months ended September 30, 2025 and 2024 was approximately $14.9 million and $44.4 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $3.8 million and $10.3 million in the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $5.8 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.0 years.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30, 2025		September 30, 2024
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$127,927	$127,927	$100,039	$100,039

Average equivalent shares
Shares of common stock	65,709	65,709	66,445	66,445
Effect of dilutive stock-based compensation
Stock options	491	—	737	—
Restricted stock	430	—	534	—
Total average equivalent shares	66,630	65,709	67,716	66,445
Net income per share	$1.92	$1.95	$1.48	$1.51

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$318,445	$318,445	$273,597	$273,597

Average equivalent shares
Shares of common stock	65,989	65,989	66,274	66,274
Effect of dilutive stock-based compensation
Stock options	549	—	768	—
Restricted stock	505	—	532	—
Total average equivalent shares	67,043	65,989	67,574	66,274
Net income per share	$4.75	$4.83	$4.05	$4.13
NOTE 16 – SEGMENT INFORMATION
We are organized into three reporting segments. Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment. Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment. Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and other markets form our Aptar Closures segment. Aptar Pharma and Aptar Beauty are named for the markets they serve with multiple product platforms, while Aptar Closures is named primarily for a single product platform that serves all available markets.
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2024. Our chief operating decision maker, ("CODM") is our President and Chief Executive Officer, Stephan Tanda. Our CODM is provided operating reports from each of our reportable segments which include or can be used to easily derive significant segment expenses identified as selling, research & development and administrative expenses and cost of sales by segment. Additionally, the other segment items is primarily comprised of foreign currency gains or losses from operations and other non-operating activity. Our CODM evaluates performance of our reporting segments and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, gain on remeasurement of equity method investment, unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA provides useful information regarding the performance of each segment as it reflects the profitability and performance of each segment on a consistent and comparable basis, and our CODM considers budget-to-actual variances on a monthly basis when making decisions supporting capital resource allocation, including in connection with development, acquisition and disposition activities in each segment.

Financial information regarding our reporting segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Sales:
Aptar Pharma	$445,656	$420,753	$1,298,170	$1,243,026
Aptar Beauty	334,929	308,955	989,481	972,535
Aptar Closures	189,732	187,324	553,931	547,002
Total Sales	$970,317	$917,032	$2,841,582	$2,762,563
Less: Intersegment Sales:
Aptar Pharma	$246	$159	$704	$606
Aptar Beauty	7,161	6,096	21,157	20,869
Aptar Closures	1,779	1,486	5,276	6,286
Total Intersegment Sales	$9,186	$7,741	$27,137	$27,761
Net Sales:
Aptar Pharma	$445,410	$420,594	$1,297,466	$1,242,420
Aptar Beauty	327,768	302,859	968,324	951,666
Aptar Closures	187,953	185,838	548,655	540,716
Net Sales	$961,131	$909,291	$2,814,445	$2,734,802
Less:
Cost of Sales (exclusive of depreciation and amortization):
Aptar Pharma	221,402	209,981	651,418	637,523
Aptar Beauty	243,004	217,824	708,430	685,349
Aptar Closures	135,246	131,737	390,999	388,160
Selling, Research & Development and Administrative:
Aptar Pharma	63,539	58,779	186,725	179,883
Aptar Beauty	47,746	45,115	142,896	142,021
Aptar Closures	22,895	22,407	69,765	67,469
Other Segment Items:
Aptar Pharma	(5,300)	240	(5,727)	(246)
Aptar Beauty	(2,731)	(301)	(6,962)	(1,697)
Aptar Closures	(525)	(286)	(1,589)	(1,172)
Adjusted EBITDA (1):
Aptar Pharma	$165,769	$151,594	$465,050	$425,260
Aptar Beauty	39,749	40,221	123,960	125,993
Aptar Closures	30,337	31,980	89,480	86,259
Adjusted EBITDA for Reportable Segments	$235,855	$223,795	$678,490	$637,512
Corporate & Other, unallocated	(13,255)	(15,411)	(54,144)	(57,528)
Acquisition-related costs (2)	(1,896)	—	(2,240)	(140)
Restructuring Initiatives (3)	(2,168)	(3,864)	(5,789)	(9,659)
Curtailment gain related to restructuring initiatives (4)	—	1,851	—	1,851
Net unrealized investment (loss) gain (5)	(161)	1,043	845	1,495
Gain from remeasurement of equity method investment (6)	26,518	—	26,518	—
Other special items (7)	(4,400)	—	(4,400)	—
Depreciation and amortization	(75,234)	(67,015)	(210,785)	(196,332)
Interest Expense	(13,532)	(12,290)	(35,733)	(32,526)
Interest Income	2,400	3,022	7,094	9,022
Income before Income Taxes	$154,127	$131,131	$399,856	$353,695

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and Amortization:
Aptar Pharma	$35,107	$30,787	$100,424	$89,198
Aptar Beauty	24,332	20,420	65,869	62,174
Aptar Closures	14,921	14,912	41,943	42,697
Depreciation and Amortization for Reportable Segments	74,360	66,119	208,236	194,069
Corporate & Other	874	896	2,549	2,263
Depreciation and Amortization	$75,234	$67,015	$210,785	$196,332
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
(3)Restructuring Initiatives includes expense items for the three and nine months ended September 30, 2025 and 2024 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring Initiatives by Plan:
Optimization initiative	$2,168	$3,864	$5,789	$9,676
Prior year initiatives	—	—	—	(17)
Total Restructuring Initiatives	$2,168	$3,864	$5,789	$9,659

Restructuring Initiatives by Segment:
Aptar Pharma	$919	$564	$1,177	$653
Aptar Beauty	550	1,962	1,571	5,871
Aptar Closures	702	877	2,944	2,530
Corporate & Other	(3)	461	97	605
Total Restructuring Initiatives	$2,168	$3,864	$5,789	$9,659
(4)The curtailment gain is included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income (see Note 8 – Retirement and Deferred Compensation Plans).
(5)Net unrealized investment gain (loss) represents the change in fair value of our investment in PCT (see Note 18 – Investment in Equity Securities for further details).
(6)The gain on remeasurement of equity method investment represents the remeasurement of our previously held minority equity interest in BTY at fair value (see Note 17 – Acquisitions for further details).
(7)Other special items includes costs related to non-ordinary-course litigation regarding the matters disclosed under "Legal Proceedings" within Note 12 - Commitments and Contingencies, as these costs do not reflect our core operating performance.

NOTE 17 – ACQUISITIONS
Business Combinations
BTY
On July 28, 2025, we executed our call option to purchase an additional 31% equity interest in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) increasing our beneficial ownership to 80%, in exchange for cash consideration of $29.2 million with additional $7.4 million consideration that is included within accounts payable, accrued and other liabilities on our Condensed Consolidated Balance Sheet that settled on October 28, 2025. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. We accounted for this acquisition as a business combination resulting in the consolidation of BTY within the Aptar Beauty segment in our financial statements. A redeemable non-controlling interest was recognized at fair value. Under the terms of the agreement, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula in three years. Additionally, the selling shareholder of BTY has a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula.
As a result of this acquisition, we remeasured our previously held minority equity interest in BTY at fair value resulting in a pre-tax gain of $26.5 million recognized in Gain from remeasurement of equity method investment on our Consolidated Statements of Income.The acquisition date fair value of the previously held minority equity interest was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest by the related effective previously held equity interest of 49%.
The following table summarizes the assets acquired and liabilities assumed from the BTY acquisition as of the acquisition date at the estimated fair value. As of September 30, 2025, we have not completed the analysis to assign fair values to all tangible and intangible assets acquired. As such, the preliminary purchase price allocation is subject to further refinement and may change.

2025
Assets
Cash and equivalents	$8,908
Accounts and notes receivable	15,525
Inventories	13,042
Prepaid and other	935
Buildings and improvements	28,566
Machinery and equipment	26,223
Goodwill	71,709
Intangible assets	21,468
Operating lease right-of-use assets	610
Miscellaneous	3,401
Liabilities
Current maturities of long-term obligations, net of unamortized debt issuance costs	27,724
Accounts payable, accrued and other liabilities	27,894
Deferred income taxes	4,718
Operating lease liabilities	610
Long-term obligations, net of unamortized debt issuance costs	10,936
Deferred and other non-current liabilities	781
Net assets acquired	$117,724

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives for the BTY acquisition as of the acquisition date:

	2025
	Weighted-Average Useful Life (in Years)	Estimated Fair Value of Assets
Acquired technology	5.4	$4,876
Customer relationships	14.4	11,145
License agreements and other	43.2	5,447
Total		$21,468
Goodwill in the amount of $71.7 million was recorded related to the BTY acquisition. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill acquired in the BTY acquisition largely consists of estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized and is attributable to expected revenue growth as synergies within the company. Goodwill will not be amortized, but will be tested for impairment at least annually. For the BTY acquisition, no goodwill will be deductible for tax purposes. Acquisition costs of $0.6 million were incurred related to BTY during the nine months ended September 30, 2025.
Pro forma results of operations for this acquisition are not presented because the acquisition is not material to the Company's consolidated results of operations for the period ended September 30, 2025.
Sommaplast
On September 30, 2025 we entered into an agreement to purchase Sommaplast, a specialized provider of oral dosing pharma packaging solutions, such as droppers, dispensers and dosing cups, based in Brazil. The closing of the transaction is subject to regulatory approvals and other customary closing conditions and is anticipated in the fourth quarter of 2025. The purchase price is approximately $30 million to $35 million.
NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	September 30, 2025	December 31, 2024
Equity Method Investments:
Goldrain	$101,473	$96,667
BTY	—	32,047
Sonmol	7,537	4,712
Others	5,121	948
Other Investments:
PureCycle	3,831	2,986
YAT	5,337	5,206
Others	7,049	3,703
	$130,348	$146,269
Equity Method Investments
BTY
On July 28, 2025, we increased our beneficial ownership in BTY from 49% to 80%, effectively moving from equity accounting to consolidation. For additional information, see Note 17 - Acquisitions and Note 20 - Redeemable Controlling Interests. For the year to date period through July 28, 2025, prior to consolidation upon our call exercise, Aptar had purchases of $7.4 million from BTY. For the nine months ended September 30, 2024, Aptar had purchases of $8.7 million from BTY. As of July 28, 2025 and December 31, 2024, approximately $2.1 million and $2.5 million, respectively, was due to BTY and included in accounts payable, accrued and other liabilities on our Condensed Consolidated Balance Sheets.

Dianosic
On July 23, 2025, we invested $4.1 million to acquire 21% of the equity interests in Dianosic SAS ("Dianosic"). Based in France, Dianosic's principal activity is the purchase, manufacture, research and promotion of drug delivery systems.
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
Other Investments
On July 2, 2025, we invested approximately $3.2 million to acquire 10% of the equity interests in Yangi, a machine builder of dry molded fiber packaging manufacturing machines.
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
For the three and nine months ended September 30, 2025 and 2024, we recorded the following net investment gain or loss on our investment in PureCycle:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net investment gain (loss)	$(161)	$1,043	$845	$1,495
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the nine months ended September 30, 2025 and 2024 related to these investments.
NOTE 19 – RESTRUCTURING INITIATIVES
For the three and nine months ended September 30, 2025, we recognized $2.2 million and $5.8 million, respectively, of restructuring costs related to our initiatives to better leverage our fixed cost base through growth and cost reduction measures. For the three and nine months ended September 30, 2024, we recognized $3.9 million and $9.7 million of restructuring costs related to these initiatives, respectively. The cumulative expense incurred as of September 30, 2025 was $70.5 million.

As of September 30, 2025, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2024	Net Charges for the Nine Months Ended September 30, 2025	Cash Paid	Interest and FX Impact	Ending Reserve at September 30, 2025
Employee severance	$9,161	$1,398	$(4,594)	$693	$6,658
Professional fees and other costs	796	4,391	(4,690)	7	504
Totals	$9,957	$5,789	$(9,284)	$700	$7,162
As of September 30, 2024, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2023	Net Charges for the Nine Months Ended September 30, 2024	Cash Paid	Interest and FX Impact	Ending Reserve at September 30, 2024
Employee severance	$27,078	$6,003	$(15,321)	$38	$17,798
Professional fees and other costs	2,810	3,673	(3,560)	36	2,959
Totals	$29,888	$9,676	$(18,881)	$74	$20,757
During the three months ended September 30, 2024, pension curtailment accounting was triggered as a result of restructuring in one of our entities in Europe. The remeasurement of the pension obligations resulted in a decrease of $1.9 million. The curtailment gain is included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.

NOTE 20 – REDEEMABLE NONCONTROLLING INTERESTS
The BTY purchase agreement includes a call option and a put option. The put option, held by the noncontrolling shareholder of BTY, provides the right to sell its remaining 20% interest in BTY to Aptar. The call option, held by Aptar, provides us the right to acquire from the noncontrolling shareholder the remaining 20% interest in BTY based on a predetermined formula subject to future negotiations. The call option and put option become exercisable in the third quarter of 2028 and remains outstanding indefinitely.
The noncontrolling interest is considered redeemable due to the existence of the put option as (i) the noncontrolling shareholder can put the BTY shares to Aptar, (ii) the put is outside Aptar's control; and (iii) it is probable of becoming redeemable solely based on the passage of time. The put and call options cannot be separated from the noncontrolling interest and did not require bifurcation from the noncontrolling interest under the guidance in ASC 815. Due to the redemption features, the noncontrolling interest is classified as redeemable noncontrolling interest within mezzanine equity on the Condensed Consolidated Balance Sheets. For additional information, see Note 17 - Acquisitions.
Redeemable noncontrolling interests are initially recorded at the issuance date fair value, as of the acquisition date of BTY. When redeemable noncontrolling interest becomes redeemable, or it is probable of becoming redeemable, its value is adjusted to the greater of current redemption value or carrying value. The redemption value is remeasured on a quarterly basis based on the predetermined formula set forth in the shareholder agreement. No adjustment was required to the redemption value as of September 30, 2025.
The following table presents a roll forward of the redeemable noncontrolling interests for the nine months ended September 30, 2025:

2025
Balance at January 1	$—
Acquisition of redeemable noncontrolling interests	23,607
Additional contributions	703
Net loss attributable to redeemable noncontrolling interests	(142)
Foreign currency adjustments	361
Balance at September 30	$24,529

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	62.2	61.4	62.1	62.5
Selling, research & development and administrative	15.5	15.6	16.2	16.2
Depreciation and amortization	7.8	7.4	7.5	7.2
Restructuring initiatives	0.2	0.4	0.2	0.3
Operating income	14.3	15.2	14.0	13.8
Interest expense	(1.4)	(1.4)	(1.3)	(1.2)
Other expense	3.1	0.6	1.5	0.3
Income before income taxes	16.0	14.4	14.2	12.9
Net Income	13.3	11.0	11.3	10.0
Effective tax rate	17.1%	23.8%	20.4%	22.7%
Adjusted EBITDA margin (1)	23.2%	22.9%	22.2%	21.2%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
NET SALES
We reported net sales of $961.1 million for the quarter ended September 30, 2025, which represents a 6% increase compared to $909.3 million reported during the third quarter of 2024. The U.S. dollar weakened against most European currencies resulting in a positive 4% currency translation impact at the consolidated level. Current year acquisitions also positively impacted consolidated sales by 1%. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 1% in the third quarter of 2025 compared to the same period in 2024. Strong product volume growth in our Aptar Pharma and Aptar Closures segments more than compensated for lower tooling sales and the pass through of lower resin costs.

Third Quarter 2025 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	6%	8%	1%	6%
Currency Effects (1)	(4)%	(4)%	(2)%	(4)%
Acquisitions	—%	(4)%	—%	(1)%
Core Sales Growth	2%	—%	(1)%	1%
Reported net sales for the first nine months of 2025 increased 3% to $2.81 billion compared to $2.73 billion for the first nine months of 2024. Foreign currency exchange rates and acquisitions each positively impacted our consolidated results by 1% during the first nine months of 2025. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased 1% for the first nine months of 2025 compared to the same period in 2024. As mentioned above, volume growth in our Aptar Pharma and Aptar Closures segments more than compensated for lower tooling sales and the pass through of lower resin costs.

Nine Months Ended September 30, 2025 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	4%	2%	1%	3%
Currency Effects (1)	(2)%	(1)%	—%	(1)%
Acquisitions	—%	(1)%	—%	(1)%
Core Sales Growth	2%	—%	1%	1%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total

Domestic	$299,728	31%	$291,571	32%	$891,934	32%	$859,294	31%
Europe	465,803	48%	445,129	49%	1,380,444	49%	1,369,648	50%
Latin America	75,131	8%	69,155	8%	223,787	8%	219,028	8%
Asia	120,469	13%	103,436	11%	318,280	11%	286,832	11%
For discussion regarding net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percentage of net sales increased to 62.2% in the third quarter of 2025 compared to 61.4% in the third quarter of 2024. While our sales and royalty growth continued to be driven by our Pharma segment, sales within this segment were negatively impacted by a mix of lower margin applications compared to the same period in 2024. We also were negatively impacted by lower productivity and an increase in certain input costs.
For the first nine months of 2025, COS as a percentage of net sales decreased to 62.1% compared to 62.5% in the same period in 2024. This decrease is mainly due to the improved mix of higher-margin Pharma product sales and royalties along with favorable productivity driven by volume and savings from cost management initiatives.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $7.2 million to $148.8 million in the third quarter of 2025 compared to $141.6 million during the same period in 2024. Excluding changes in foreign currency rates, SG&A increased by approximately $2.4 million in the quarter mainly due to higher legal fees in our Aptar Pharma segment. SG&A as a percentage of net sales decreased to 15.5% in the third quarter of 2025 compared to 15.6% in the same period in 2024.
Our SG&A expenses increased by approximately $11.5 million to $455.2 million in the first nine months of 2025 compared to $443.7 million during the same period in 2024. Excluding changes in foreign currency rates, SG&A increased by approximately $6.3 million in the first nine months of 2025 compared to the first nine months of 2024 mainly due to the higher legal expenses discussed above. We also incurred higher bad debt costs during the first nine months of 2025 due to a reversal of a specific customer reserve in the 2024 period. SG&A as a percentage of net sales remained consistent at 16.2% in the first nine months of 2025 and in the same period in 2024.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $8.2 million to $75.2 million in the third quarter of 2025 compared to $67.0 million during the same period in 2024. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $5.8 million in the third quarter of 2025 compared to the same period a year ago. This increase is due to recent acquisitions and higher capital investments made to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.8% in the third quarter of 2025 compared to 7.4% in the same period of the prior year.

Depreciation and amortization expenses increased by approximately $14.5 million to $210.8 million in the first nine months of 2025 compared to $196.3 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $12.0 million in the first nine months of 2025 compared to the same period a year ago. As discussed above, this increase is due to recent acquisitions and higher capital investments made to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.5% in the first nine months of 2025 compared to 7.2% in the same period of the prior year.
RESTRUCTURING INITIATIVES
For the three and nine months ended September 30, 2025, we recognized $2.2 million and $5.8 million, respectively of restructuring costs related to initiatives to better leverage our fixed cost base through growth and cost reduction measures. For the three and nine months ended September 30, 2024, we recognized $3.9 million and $9.7 million of restructuring costs related to these initiatives, respectively. The cumulative expense incurred as of September 30, 2025 was $70.5 million.
Restructuring costs for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring Initiatives by Plan:
Optimization initiative	$2,168	$3,864	$5,789	$9,676
Prior year initiatives	—	—	—	(17)
Total Restructuring Initiatives	$2,168	$3,864	$5,789	$9,659

Restructuring Initiatives by Segment:
Aptar Pharma	$919	$564	$1,177	$653
Aptar Beauty	550	1,962	1,571	5,871
Aptar Closures	702	877	2,944	2,530
Corporate & Other	(3)	461	97	605
Total Restructuring Initiatives	$2,168	$3,864	$5,789	$9,659
During the three months ended September 30, 2024, pension curtailment accounting was triggered as a result of restructuring in one of our entities in Europe. In addition to the costs above, the remeasurement of this pension obligation resulted in a $1.9 million curtailment gain. The curtailment gain is included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
OPERATING INCOME
Operating income decreased approximately $1.4 million to $136.9 million in the third quarter of 2025 compared to $138.3 million in the same period a year ago. Excluding changes in foreign currency rates, operating income decreased by approximately $7.9 million in the quarter compared to the same period a year ago. Cost management efforts were more than offset by higher cost of sales, depreciation, amortization and legal expenses noted above. Operating income as a percentage of net sales decreased to 14.3% in the third quarter of 2025 compared to 15.2% in the prior year period.
For the first nine months of 2025, operating income increased by approximately $18.4 million to $394.8 million compared to $376.4 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $11.5 million in the first nine months of 2025 compared to the same period a year ago. This increase was driven by sales growth from our Aptar Pharma segment and effective cost management efforts which more than compensated for higher legal expenses. Operating income as a percentage of net sales increased to 14.0% in the first nine months of 2025 compared to 13.8% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased approximately $1.2 million to $13.5 million in the third quarter of 2025 compared to $12.3 million for the same period of the prior year. During 2024, we replaced more than $370 million of private placement debt having interest rates between 1.2% and 3.5% with term loan and revolving credit facility borrowings having current interest rates between 2.9% and 5.6%.
Interest expense increased $3.2 million to $35.7 million in the first nine months of 2025 compared to $32.5 million during the same period in 2024 due to higher rates on current year borrowings as discussed above. See Note 6 - Debt to the Condensed Consolidated Financial Statements for further details on our current debt structure.

NET OTHER INCOME (EXPENSE)
Net other income increased $25.6 million to $30.7 million in the third quarter of 2025 from $5.1 million in the same period of the prior year. On July 28, 2025, we executed our call option to purchase an additional 31% equity interest in our investment in BTY. As a result of this additional investment, we remeasured our previously held minority equity interest in BTY at fair value resulting in a gain of $26.5 million. Following the transaction, we recognized a redeemable noncontrolling interest related to the remaining 20% equity interest held by the selling shareholder. This interest is classified in mezzanine equity and is subject to remeasurement based on a predetermined redemption formula. We also realized improving returns from our equity method investments with a $1.8 million improvement over the prior-year quarter, which was partially offset by a $1.2 million lower remeasurement gain on our investment in PureCycle. During the third quarter of 2024, we also reported a $1.9 million gain on pension curtailment for a facility closure in Europe.
Net other income increased $31.0 million to $40.8 million of income for the nine months ended September 30, 2025 from $9.8 million of income in the same period of the prior year. As discussed above, we realized a $26.5 million remeasurement gain on an additional investment in BTY discussed above. We also realized approximately $6.3 million in higher equity results from affiliates which more than compensated for the $1.9 million gain on pension curtailment realized during 2024.
PROVISION FOR INCOME TAXES
The effective tax rate for the three months ended September 30, 2025 and 2024 was 17.1% and 23.8% respectively. The lower effective tax rate for the three months ended September 30, 2025 reflects a benefit related to the gain resulting from remeasurement of equity investments to fair value upon Aptar becoming the majority shareholder in the invested companies (4.2%) and a deferred tax benefit resulting from the release of a valuation allowance (2.7%). The effective tax rate for the nine months ended September 30, 2025 and 2024 was 20.4% and 22.7%, respectively. The lower effective tax rate for the nine months ended September 30, 2025 reflects deferred tax benefits from the valuation allowance releases (3.1%) and a benefit related to the gain resulting from remeasurement of equity investments to fair value upon Aptar becoming the majority shareholder in the invested companies (1.6%). The tax rate for 2024 reflects tax incentives in certain non-U.S. jurisdictions from intellectual property development activities and greater excess tax benefits from share-based compensation than in 2025.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $127.9 million and $318.4 million in the three and nine months ended September 30, 2025, respectively, compared to $100.0 million and $273.6 million for the same periods in the prior year.
APTAR PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$445,410	$420,594	$1,297,466	$1,242,420
Adjusted EBITDA (1)	165,769	151,594	465,050	425,260
Adjusted EBITDA margin (1)	37.2%	36.0%	35.8%	34.2%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities, gains and losses from remeasurement of equity method investment and other special items. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
Net sales for the Aptar Pharma segment increased 6% in the third quarter of 2025 to $445.4 million compared to $420.6 million in the third quarter of 2024. Changes in currencies positively affected net sales by 4%. Therefore, core sales increased by 2% in the third quarter of 2025 compared to the third quarter of 2024. The majority of the sales growth is due to higher volumes in our prescription drug, injectables and active material science solutions divisions. Core sales of our products to the prescription drug market increased 3% on strong demand for our products used on central nervous system and emergency medicines applications along with higher customer royalties. The 11% core sales decline in the consumer health care market was mainly driven by softer nasal decongestant and nasal saline volumes. Sales of our products and services to the injectables market increased 18% on strong demand for higher value elastomeric components, which are used in a number of end markets including biologics and GLP-1, while active material science solutions increased 3% mainly on strong diabetes product protection technologies growth. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Third Quarter 2025 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	6%	(6)%	24%	5%	(17)%	6%
Currency Effects (1)	(3)%	(5)%	(6)%	(2)%	(3)%	(4)%
Core Sales Growth	3%	(11)%	18%	3%	(20)%	2%
Net sales for the first nine months of 2025 increased by approximately 4% to $1.30 billion compared to $1.24 billion in the first nine months of 2024. Changes in currency rates positively impacted net sales by 2% during the first nine months of 2025. Therefore, core sales increased by 2% in the first nine months of 2025 compared to the same period in the prior year. Strong volume growth and royalty increases more than compensated for lower tooling sales and pricing adjustments to secure longer-term contracts. Core sales of products included in our prescription drug division increased 7% on strong demand for our emergency medicine and central nervous system solutions along with higher revenues received from customer royalties. Core sales in the consumer health care market decreased 11% as higher demand for our eye care solutions was offset by lower sales of nasal decongestant, nasal saline and cough and cold products. Injectables core sales increased by 6% despite a challenging comparison to the first half of 2024 which experienced a 14% increase in revenues related to a catch-up period following an enterprise resource planning system implementation. Core sales of our active material science solutions increased 8% mainly on higher demand for our active film and diabetes treatment technologies. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Nine Months Ended September 30, 2025 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	9%	(9)%	8%	9%	1%	4%
Currency Effects (1)	(2)%	(2)%	(2)%	(1)%	(2)%	(2)%
Core Sales Growth	7%	(11)%	6%	8%	(1)%	2%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2025 increased 9% to $165.8 million compared to $151.6 million in the same period of the prior year. This increase was mainly due to strong prescription drug, injectables and active material science solutions sales growth along with the higher customer royalties. As a result, our Adjusted EBITDA margin improved to 37.2% in the third quarter of 2025 from 36.0% in the third quarter of 2024.
Adjusted EBITDA in the first nine months of 2025 increased 9% to $465.1 million compared to $425.3 million in the same period of the prior year. This increase was also mainly due to the strong core sales growth in prescription drug, injectables and active material solutions along with higher royalty income discussed above. Overall, our Adjusted EBITDA margin improved to 35.8% in the first nine months of 2025 compared to 34.2% in the first nine months of 2024.
APTAR BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$327,768	$302,859	$968,324	$951,666
Adjusted EBITDA (1)	39,749	40,221	123,960	125,993
Adjusted EBITDA margin (1)	12.1%	13.3%	12.8%	13.2%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities, gains and losses from remeasurement of equity method investment and other special items. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”

Reported net sales for the quarter ended September 30, 2025 increased 8% to $327.8 million compared to $302.9 million in the third quarter of the prior year. Changes in currency rates and acquisitions each positively impacted net sales by 4% in the third quarter of 2025. Therefore, core sales remained flat in the third quarter of 2025 compared to the same quarter of the prior year as higher tooling revenues and tariff pass throughs were offset by slightly lower product sales. Core sales to the beauty market decreased 5% on lower sales of skincare applications for the indie brand market as well as softer demand for our prestige fragrance dispensing technologies. Personal care improved by 13% on strong sales of our hair care and body and skin care applications, while home care core sales decreased 18% on lower sales of our products to air care and automotive customers.

Third Quarter 2025 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	17%	4%	2%	8%
Currency Effects (1)	(5)%	(4)%	(3)%	(4)%
Acquisitions	1%	(5)%	(17)%	(4)%
Core Sales Growth	13%	(5)%	(18)%	—%
For the first nine months of 2025, reported net sales of $968.3 million increased 2% compared to $951.7 million reported in the first nine months of the prior year. Changes in currency rates and acquisitions each positively impacted net sales by 1% in the first nine months of 2025. Therefore, core sales remained flat during the first nine months of 2025 compared to the same period in the prior year. Core sales of our products to the beauty market decreased 7% during the first nine months of 2025 due to softer demand for our prestige fragrance technologies and facial skin care products. However, personal care core sales improved 11% over the prior year on higher sales of our hair care and body and skin care products. Core sales of our home care market products declined 1% on lower demand from our customers selling air automotive products.

Nine Months Ended September 30, 2025 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	11%	(4)%	11%	2%
Currency Effects (1)	(1)%	(1)%	—%	(1)%
Acquisitions	1%	(2)%	(12)%	(1)%
Core Sales Growth	11%	(7)%	(1)%	—%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2025 decreased 1% to $39.7 million compared to $40.2 million in the same period in the prior year. This is primarily attributable to the increase of certain input costs and lower product and tooling margins. Adjusted EBITDA margin declined from 13.3% in the third quarter of 2024 to 12.1% during the third quarter of 2025 due to the items mentioned above along with higher tariff costs which are mostly passed through to customers with no margin.
Adjusted EBITDA in the first nine months of 2025 decreased 2% to $124.0 million compared to $126.0 million reported in the same period in the prior year. This decrease was mainly driven by lower prestige fragrance and facial skincare volumes mentioned above along with increases in certain input costs. These factors, along with the pass through of higher tariff costs, led to our Adjusted EBITDA margin declining from 13.2% in the first nine months of 2024 to 12.8% during the first nine months of 2025.

APTAR CLOSURES SEGMENT
Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and other markets form our Aptar Closures segment. Our food protection business and elastomeric flow-control technology business continue to report through the Aptar Closures segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$187,953	$185,838	$548,655	$540,716
Adjusted EBITDA (1)	30,337	31,980	89,480	86,259
Adjusted EBITDA margin (1)	16.1%	17.2%	16.3%	16.0%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities, gains and losses from remeasurement of equity method investment and other special items. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
Reported sales for the quarter ended September 30, 2025 increased approximately 1% to $188.0 million compared to $185.8 million in the third quarter of the prior year. Changes in currency rates positively impacted net sales by 2%. Therefore, core sales for the third quarter of 2025 decreased approximately 1% from the same quarter of the prior year. During 2025, liquid coffee creamer product sales were reclassified from our food market to the beverage market to better align with how those products are currently managed. All prior period amounts have been revised to conform to the current year presentation. Higher product sales of 3% could not offset the decrease in tooling sales and the pass through of lower resin costs. Sales to the food market decreased 4% on lower tooling sales while product sales increased slightly across a number of applications. The 9% increase in beverage market sales was mainly due to higher sales of our closures on bottled water and functional drink products. Personal care sales declined 8% during the third quarter of 2025 mainly due to lower hair care sales, while other sales were flat.

Third Quarter 2025 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	(2)%	11%	(6)%	4%	1%
Currency Effects (1)	(2)%	(2)%	(2)%	(4)%	(2)%
Core Sales Growth	(4)%	9%	(8)%	—%	(1)%
Net sales for the first nine months of 2025 increased approximately 1% to $548.7 million compared to $540.7 million in the first nine months of 2024. Changes in currency rates did not impact net sales. Therefore, core sales increased approximately 1% in the first nine months of 2025 compared to the same period in the prior year. As mentioned above, during 2025, liquid coffee creamer product sales were reclassified from our food market to the beverage market and all prior period amounts have been revised to conform to the current year presentation. Product sales contributed a 5% improvement for the first nine months of 2025 but was partially offset by lower tooling sales and the pass through of lower resin costs. While core product sales to our food and beverage markets each increased 3% and 6% respectively, both were negatively impacted by 2% lower segment tooling sales compared to the first nine months of 2024. For the food market, we reported strong product sales of our closures for salad dressing, spread, jellies and honey, granules and powders and food protection products. Core sales to our beverage customers increased during the first nine months of 2025 on improving functional drink and bottled water application sales. Personal care core sales declined on lower tooling and sales of our hair care solutions while the other markets improved by 2% on stronger sales of our laundry and dish care products.

Nine Months Ended September 30, 2025 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	3%	6%	(9)%	4%	1%
Currency Effects (1)	—%	—%	—%	(2)%	—%
Core Sales Growth	3%	6%	(9)%	2%	1%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and other markets.
Adjusted EBITDA in the third quarter of 2025 decreased 5% to $30.3 million compared to $32.0 million reported in the same period of the prior year mainly due to lower tooling sales and lower productivity. Our Adjusted EBITDA margin declined from 17.2% in the third quarter of 2024 to 16.1% during the third quarter of 2025 due to the items discussed above along with higher tariff costs which are mostly passed through to customers with no margin.

Adjusted EBITDA in the first nine months of 2025 increased 4% to $89.5 million compared to $86.3 million reported in the same period of the prior year. Our profitability was positively impacted by the higher product sales discussed above along with our cost improvement initiatives which more than compensated for a lower tooling contribution and lower productivity. This led to our Adjusted EBITDA margin improving from 16.0% in the first nine months of 2024 to 16.3% during the first nine months of 2025.
CORPORATE & OTHER
In addition to our three reporting segments, we assign certain costs to “Corporate & Other” which is presented separately in Note 16 – Segment Information of the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities, gains and losses from remeasurement of equity method investment and other special items) primarily includes certain professional fees, compensation and information system costs along with certain equity method investments which are not allocated directly to our reporting segments.
For the quarter ended September 30, 2025, Corporate & Other costs decreased to $13.3 million from $15.4 million in the third quarter of 2024. Improved performance of certain equity method investments along with lower incentive compensation costs led to the current quarter improvement compared to the prior-year period.
For the first nine months of 2025 Corporate & Other costs decreased to $54.1 million compared to $57.5 million reported in the same period of the prior year. This decrease is mainly due to the improved performance of our equity method investments and lower costs to evaluate acquisition targets, which more than offset higher incentive compensation costs, including higher accrual rates for certain equity compensation programs.
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
In our Management’s Discussion and Analysis, we exclude the impact of foreign currency translation when presenting net sales and other information, which we define as “constant currency.” Core sales, which excludes the impact of foreign currency translation is a non-U.S. GAAP financial measure. Core sales growth is calculated as current-period core sales less prior period core sales divided by prior period core sales multiplied by a hundred. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current-period foreign currency exchange rates. As a result, management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of acquisitions when comparing results to prior periods. Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures. We believe it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.
We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”). We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude restructuring initiatives, acquisition-related costs, purchase accounting adjustments related to acquisitions and investments, gain or loss from remeasurement of equity method investment, net unrealized investment gains and losses related to observable market price changes on equity securities, and other special items. For the three and nine months ended September 30, 2025, "Other special items" include costs incurred related to non-ordinary-course litigation regarding matters under "Legal Proceedings" within Note 12 - Commitments and Contingencies as these costs do not reflect our core operating performance. Our Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates and changes in the fair value of equity investments, or reliably predicted because they are not part of our routine activities, such as restructuring initiatives, acquisition-related costs and other special items.
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

	Three Months Ended
	September 30, 2025

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$961,131	$445,410	$327,768	$187,953	$—	$—

Reported net income	$127,832
Reported income taxes	26,295
Reported income before income taxes	154,127	124,759	40,073	14,714	(14,287)	(11,132)
Adjustments:
Restructuring initiatives	2,168	919	550	702	(3)
Net investment gain	161				161
Gain from remeasurement of equity method investment	(26,518)	—	(26,518)	—	—
Transaction costs related to acquisitions	748	584	164	—	—
Purchase accounting adjustments related to acquisitions and investments	1,148	—	1,148	—	—
Other special items	4,400	4,400	—	—	—
Adjusted earnings before income taxes	136,234	130,662	15,417	15,416	(14,129)	(11,132)
Interest expense	13,532					13,532
Interest income	(2,400)					(2,400)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	147,366	130,662	15,417	15,416	(14,129)	—
Depreciation and amortization	75,234	35,107	24,332	14,921	874
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$222,600	$165,769	$39,749	$30,337	$(13,255)	$—

Reported net income margin (Reported net income / Reported Net Sales)	13.3%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	23.2%	37.2%	12.1%	16.1%

	Three Months Ended
	September 30, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$909,291	$420,594	$302,859	$185,838	$—	$—

Reported net income	$99,922
Reported income taxes	31,209
Reported income before income taxes	131,131	120,243	17,839	18,042	(15,725)	(9,268)
Adjustments:
Restructuring initiatives	3,864	564	1,962	877	461
Curtailment gain related to restructuring initiatives	(1,851)	—	—	(1,851)	—
Net investment gain	(1,043)				(1,043)
Adjusted earnings before income taxes	132,101	120,807	19,801	17,068	(16,307)	(9,268)
Interest expense	12,290					12,290
Interest income	(3,022)					(3,022)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	141,369	120,807	19,801	17,068	(16,307)	—
Depreciation and amortization	67,015	30,787	20,420	14,912	896
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$208,384	$151,594	$40,221	$31,980	$(15,411)	$—

Reported net income margin (Reported net income / Reported Net Sales)	11.0%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	22.9%	36.0%	13.3%	17.2%

	Nine Months Ended
	September 30, 2025

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$2,814,445	$1,297,466	$968,324	$548,655	$—	$—

Reported net income	$318,227
Reported income taxes	81,629
Reported income before income taxes	399,856	358,465	81,382	44,593	(55,945)	(28,639)
Adjustments:
Restructuring initiatives	5,789	1,177	1,571	2,944	97
Net investment gain	(845)				(845)
Gain from remeasurement of equity method investment	(26,518)	—	(26,518)	—	—
Transaction costs related to acquisitions	1,092	584	508	—	—
Purchase accounting adjustments related to acquisitions and investments	1,148	—	1,148	—	—
Other special items	4,400	4,400	—	—	—
Adjusted earnings before income taxes	384,922	364,626	58,091	47,537	(56,693)	(28,639)
Interest expense	35,733					35,733
Interest income	(7,094)					(7,094)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	413,561	364,626	58,091	47,537	(56,693)	—
Depreciation and amortization	210,785	100,424	65,869	41,943	2,549
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$624,346	$465,050	$123,960	$89,480	$(54,144)	$—

Reported net income margin (Reported net income / Reported Net Sales)	11.3%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	22.2%	35.8%	12.8%	16.3%

	Nine Months Ended
	September 30, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$2,734,802	$1,242,420	$951,666	$540,716	$—	$—

Reported net income	$273,313
Reported income taxes	80,382
Reported income before income taxes	353,695	335,409	57,808	42,883	(58,901)	(23,504)
Adjustments:
Restructuring initiatives	9,659	653	5,871	2,530	605
Curtailment gain related to restructuring initiatives	(1,851)	—	—	(1,851)	—
Net investment gain	(1,495)				(1,495)
Transaction costs related to acquisitions	140	—	140	—	—
Adjusted earnings before income taxes	360,148	336,062	63,819	43,562	(59,791)	(23,504)
Interest expense	32,526					32,526
Interest income	(9,022)					(9,022)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	383,652	336,062	63,819	43,562	(59,791)	—
Depreciation and amortization	196,332	89,198	62,174	42,697	2,263
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$579,984	$425,260	$125,993	$86,259	$(57,528)	$—

Reported net income margin (Reported net income / Reported Net Sales)	10.0%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.2%	34.2%	13.2%	16.0%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2025	2024

Revolving credit facility and overdrafts	$367,745	$176,035
Current maturities of long-term obligations, net of unamortized debt issuance costs	286,826	162,250
Long-Term Obligations, net of unamortized debt issuance costs	546,016	688,066
Total Debt	1,200,587	1,026,351
Less:
Cash and equivalents	257,057	223,844
Short-term investments	7,758	2,337
Net Debt	$935,772	$800,170

Total Stockholders' Equity	$2,787,539	$2,485,924
Net Debt	935,772	800,170
Net Capital	$3,723,311	$3,286,094

Net Debt to Net Capital	25.1%	24.4%

Free Cash Flow Reconciliation
Nine Months Ended September 30,	2025	2024

Net Cash Provided by Operations	$386,306	$465,174
Capital Expenditures	(183,600)	(210,416)
Proceeds from Government Grants	3,308	—
Free Cash Flow	$206,014	$254,758
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
During the nine months ended September 30, 2025, the U.S. dollar was weaker compared to all European currencies and Thai baht. This resulted in an additive impact on our translated results during the third quarter of 2025 when compared to the third quarter of 2024.
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

Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of September 30, 2025, our estimated stock-based compensation expense on a pre-tax basis for the year 2025 compared to 2024 is as follows:

	2025	2024
First Quarter	$19,193	$18,276
Second Quarter	8,813	9,277
Third Quarter	8,766	10,409
Fourth Quarter (estimated for 2025)	10,072	9,688
	$46,844	$47,650
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
Cash and equivalents and restricted cash increased to $257.1 million at September 30, 2025 from $223.8 million at December 31, 2024. Total short and long-term interest-bearing debt increased from $1.03 billion at December 31, 2024 to $1.20 billion at September 30, 2025. The ratio of our Net Debt (interest-bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 25.1% at September 30, 2025 from 24.4% at December 31, 2024. See the reconciliation under “Non-U.S. GAAP Measures.”
In the first nine months of 2025, our operations provided approximately $386.3 million in net cash flow compared to $465.2 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.
We used $215.1 million in cash for investing activities during the first nine months of 2025 compared to $225.7 million during the same period a year ago. We spent $183.6 million during the first nine months of 2025 on capital expenditures. Additionally, we spent $28.2 million for acquisitions, net of cash acquired and $7.3 million for investment in equity securities during the first nine months of 2025.
Financing activities used $154.2 million in cash during the first nine months of 2025 compared to $137.7 million in cash used by financing activities during the same period a year ago. During 2025, we paid $89.3 million in dividends, purchased $190.0 million of our common stock that we placed into treasury stock and received proceeds of $14.9 million on stock option exercises. Additionally, we had net proceeds on our revolving credit facility of $151.1 million.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short-term financing of up to $30 million that is available in the U.S. No balance was outstanding under this arrangement as of September 30, 2025.
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks which provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million subject to certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and can be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2024, €170.0 million ($176.0 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of September 30, 2025, we had utilized $187.0 million and €130 million ($152.6 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.

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
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of September 30, 2025, $141.1 million was utilized under the Term Loan facility.
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2025
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.22 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.02 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the amended revolving credit facility agreement and private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.8 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt.
On September 8, 2025, the Board of Directors declared a quarterly cash dividend of $0.48 per share payable on November 13, 2025 to stockholders of record as of October 23, 2025.
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
CONTINGENCIES
The Company is subject to a number of lawsuits and claims both actual and potential in nature. Please refer to Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a discussion of contingencies affecting our business.
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
OUTLOOK
We expect adjusted earnings per share for the fourth quarter of 2025 to be in the range of $1.20 to $1.28 and this guidance is based on an effective tax rate range of 19.5% to 21.5%. Our total 2025 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $250 million to $270 million.

FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential”, “are optimistic” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:
•geopolitical conflicts worldwide and the resulting indirect impact on demand from our customers selling their products into these countries, and certain supply chain disruptions;
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
•the demand for existing and new products;
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
•loss of royalty revenue due to contract expirations;
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
The table below provides information as of September 30, 2025 about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2025.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$18,914	1.1670	18,914 - 33,204
USD / MXN	16,000	19.1684	16,000 - 17,000
CZK / EUR	15,404	0.0407	1,620 - 17,843
EUR / BRL	9,400	6.4510	9,248 - 10,201
EUR / MXN	6,216	22.3297	5,484 - 6,216
EUR / CNY	2,932	8.3007	2,932 - 5,257
EUR / THB	2,637	37.6387	2,598 - 2,637
EUR / INR	2,580	100.9972	2,399 - 3,622
EUR / CHF	1,957	0.9288	1,957 - 2,657
USD / EUR	1,759	0.8574	1,759 - 11,666
GBP / EUR	1,755	1.1549	1,592 - 2,126
USD / CNY	1,000	7.1740	1,000 - 1,730
EUR / GBP	787	0.8709	0 - 787
CHF / EUR	752	1.0733	405 - 1,453
GBP / USD	568	1.3477	0 - 568
CHF / USD	475	1.2588	0 - 475
CZK / USD	212	0.0475	91 - 395
USD / CHF	105	0.8064	105 - 460
Total	$83,453
As of September 30, 2025, we have recorded the fair value of foreign currency forward exchange contracts of $0.1 million in prepaid and other and $0.9 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven-year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $33.8 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits and claims both actual and potential in nature. While management believes the resolution of these claims and lawsuits will not have a material adverse effect on our financial position or results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established. Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows. For information regarding these and other contingencies, please refer to Note 12 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial conditions and future results. Other than the risk factors set forth below, there have been no material changes from the risk factors discussed in our Annual Report.
We are exposed to risks from lawsuits and claims, including product liability claims, as well as investigations, audits and other proceedings, which may result in substantial costs and expenses or interruption of our normal business operations. We are subject to a number of lawsuits and claims that arise in the ordinary course of our business, which include intellectual property infringement, product liability, commercial, employment, tort, business interruption and other litigation. For example, in May 2025, Nemera filed patent infringement actions against us in France and Germany relating to certain of our ophthalmic products. In October 2025, an EPO hearing invalidated Nemera’s main patent claim while allowing an amended claim to continue. In addition, in September 2025, ARS Pharmaceuticals Operations, Inc. filed an antitrust lawsuit against us in the United States District Court for the Southern District of California, alleging violations of U.S. competition laws related to supply of certain components and are seeking injunctive relief and damages. Refer to Note 12 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for additional information regarding these actions.
We are also subject to indemnification claims under various contracts. Further, the failure of our products to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage and robust quality control systems at our facilities. However, a product liability claim in excess of our insurance coverage or not covered by existing insurance may materially adversely affect our business, results of operations or cash flows.
In addition, we are subject to investigations, audits and other proceedings initiated by federal, state, international, national, provincial and local authorities, including regulatory agencies such as the FDA as a result of the products manufactured by our Aptar Pharma segment.
Current and future litigation, claims, investigations, audits and other proceedings or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, these matters could lead to increased operating costs or interruptions of our normal business operations or could result in restrictions on our ability to manufacture or sell certain products or operate specific product lines. Litigation, proceedings and indemnification claims involve uncertainties and the eventual outcome of any such matter could adversely affect our business, results of operations or cash flows.
Challenges to, or the loss of, our intellectual property rights could have an adverse impact on our ability to compete effectively. Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a large number of patents on our products, aspects of our products, methods of use and/or methods of manufacturing, and we own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products. We also rely on trade secrets, know-how and other unpatented proprietary technology. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. For example, in March 2025, we filed a lawsuit against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. alleging that our confidential information and trade secrets were improperly disclosed and used. Refer to Note 12 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for additional information.
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

We are also from time to time subject to claims from third parties suggesting that we may be infringing on their intellectual property rights. For example, in May 2025, Nemera filed patent infringement actions against us in France and Germany relating to certain of our ophthalmic products. In October 2025, an EPO hearing invalidated Nemera’s main patent claim while allowing an amended claim to continue. Refer to Note 12 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for additional information.
Defending against such claims, or initiating legal action to protect our own rights, may involve significant legal expenses, operational disruptions, and diversion of management attention. Intellectual property litigation, which could result in substantial cost to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all or such litigation may result in restrictions on our ability to manufacture or sell certain products or operate product lines. Failure to protect our patents, trademarks and other intellectual property rights, or failure to successfully defend against intellectual property litigation, may have a material adverse effect on our business, consolidated financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended September 30, 2025, the Plan purchased 6,213 shares of our common stock on behalf of the participants at an average price of $140.64, for an aggregate amount of $874 thousand, and sold 1,910 shares of our common stock on behalf of the participants at an average price of $160.05, for an aggregate amount of $306 thousand. At September 30, 2025, the Plan owned 123,497 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 10, 2024, a new share purchase authorization of up to $500 million of common stock was authorized. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2025, we repurchased approximately 286 thousand shares for $40.0 million and 1.3 million shares for $190.0 million, respectively.
The following table summarizes our purchases of our securities for the quarter ended September 30, 2025:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

7/1/25 - 7/31/25	—	$—	—	$312.7
8/1/25 - 8/31/25	286,058	139.85	286,058	272.7
9/1/25 - 9/30/25	—	—	—	272.7
Total	286,058	$139.85	286,058	$272.7

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2025, filed with the SEC on October 31, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Balance Sheets – September 30, 2025 and December 31, 2024, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Nine Months Ended September 30, 2025 and 2024, (vi) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2025 and 2024 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 31, 2025