Form 10-K
period 2025-12-31
APTARGROUP, INC.
filed 2026-02-06
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
Yes ☐
No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2025 was $10,345,798,465.
The number of outstanding shares of common stock, as of February 2, 2026, was 64,379,735 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 6, 2026 are incorporated by reference into Part III of this report.

AptarGroup, Inc.
FORM 10-K
For the Year Ended December 31, 2025

i/ATR	2025 Form 10-K

PART I
ITEM 1. BUSINESS
WHO ARE WE AND WHAT DO WE DO
Aptar is a global leader in the design and manufacturing of drug and consumer product dosing, dispensing and protection technologies. Aptar serves diversified end markets including pharmaceutical, fragrance, facial skincare, color cosmetics, food, beverage, personal care and home care. Using proprietary design, engineering, materials science, and manufacturing capabilities, Aptar supports customers across these end markets by enabling safe, functional, and differentiated product and service delivery. Aptar is headquartered in Crystal Lake, Illinois and has approximately 14,000 employees in approximately 20 different countries. For more information, visit www.aptar.com.
Our business was started in the late 1940’s, manufacturing and selling aerosol valves in the United States, and has grown through acquisitions and organic growth. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as “AptarGroup,” “Aptar” or the “Company.”
We have manufacturing facilities located throughout the world including North America, Europe, Asia and Latin America. We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 4% of our 2025 Net Sales.
Consumers’ and patients' preferences for convenience and product differentiation through drug delivery and packaging design and function are important to our customers and have driven a continued shift from non-dispensing formats to dispensing systems that offer enhanced shelf appeal, ease of use, convenience, cleanliness and accuracy of dosage. We design our products with both people and the environment in mind. A number of our solutions for the beauty, personal care, home care, food and beverage markets are recyclable, reusable or made with recycled content and the Company continues to invest in product platforms designed to improve sustainability, including enhanced recyclability of pharmaceutical delivery systems.
We partner with our customers by providing innovative solutions and end market expertise. Our primary products are dispensing pumps, closures, aerosol valves, elastomeric primary packaging components, active material science solutions and digital health solutions.
Dispensing pumps are finger-actuated dispensing systems used to dispense sprays, liquids or lotions from non-pressurized containers, ranging from fine-mist pumps for pharmaceutical and fragrance applications, to lotion pumps for more viscous formulations.
Closures include dispensing and non-dispensing solutions that enable product delivery without removal of the cap and are used across multiple consumer end markets.
Aerosol valves are used in pressurized containers and include continuous spray and metered-dose valves for pharmaceutical, personal care, and household applications.
We also manufacture and sell elastomeric primary packaging components. These components are used primarily in injectable drug delivery applications and include stoppers for vials, elastomeric components, pre-filled syringe components, such as plungers, needle shields, tip caps and components for cartridges, as well as components for pharmaceutical and diagnostic use.
We specialize in active material science innovations for the healthcare and pharmaceutical industries. Leveraging our proprietary polymer-based technologies, we enable enhanced mitigation of impurities and degradation, product stability, shelf life, and performance across medical device, drug delivery, and selected food protection applications.
Our digital health solutions aim to support patients' treatment experience and outcomes. We leverage regulated and companion software solutions, connected devices and diagnostic tools that support patients in treatment adherence and disease management, as well as enable care teams to remotely monitor patients when needed. Available as standalone or as a fully integrated offering in our existing range of drug delivery solutions, Aptar offers digital health solutions covering a wide range of therapeutic areas including, but not limited to, pulmonary, oncology, neurology, diabetes, immunology and rare disease.
During 2025 and 2024, we acquired and invested in several companies to strengthen and broaden our portfolio:
–December 2025 - We acquired 100% of the equity interests in Sommaplast for $27.0 million (net of $0.7 million cash acquired), which was funded with cash on hand with a portion held in escrow. Additionally a contingent consideration liability of $4.0 million is the accounting valuation due to sellers related to earn-out.
–July 2025 - We executed our call option to increase our beneficial ownership to 80% in three related companies collectively referred to as "BTY" for approximately $29.0 million.
–October 2024 - We acquired 40% of the equity interests in Ningbo Jinyu Technology Industry Co., Ltd., doing business as Goldrain, (referred to herein as "Goldrain") for approximately $99.0 million.

1/ATR	2025 Form 10-K

Refer to Note 19 – Acquisitions and Note 20 – Investment in Equity Securities in Part II, Item 8 – Financial Statements and Supplementary Data for further details on acquisitions and investments.
OUR STRATEGY
Aptar’s strategy is focused on strengthening its position as a global provider in drug and consumer dosing, dispensing and protection technologies while delivering long-term value to our customers and stockholders through strategic focus and execution in the following areas:
Focus on Organic Growth with an added focus in high growth regions: Aptar seeks profitable organic growth by leveraging capabilities, assets, capacity and by sharing technologies across Segments. Aptar aims to maximize return on investments while focusing on the top and bottom lines.
Focus on Talent and Leadership: The execution of the Company’s strategy depends on a talented, motivated, diverse, global team. Aptar continues to invest in talent acquisition and development strategies designed to ensure the organization has the skills required to execute its strategy.
Excellence in Core Business Functions: Aptar emphasizes three pillars of functional excellence designed to ensure performance at high levels in core manufacturing and commercial functions: “innovate,” “produce” and “sell.”
Focus on Managing Fixed Costs and Improving our Return on Invested Capital: Aptar seeks to manage selling, research & development and administrative ("SG&A") costs and overall fixed costs by leveraging Global Business Service Centers. These initiatives are intended to support a more efficient and scalable operating structure while improving return on invested capital.
Acquisitions and Partnerships: Aptar evaluates acquisition and partnership opportunities that help expand its technology platforms, geographic reach and product offerings, subject to strategic fit and financial discipline.
Facilitating the execution of our strategy are our core values, which dictate how we interact internally and externally with employees, customers, suppliers and other stakeholders.
DESCRIPTION OF OUR REPORTING SEGMENTS
INFORMATION ABOUT SEGMENTS
We are organized into three reporting segments. Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions, pharma packaging and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Pharma segment. Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Beauty segment. Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and other markets form our Closures segment. The Pharma and Beauty segments are named for the markets they serve with multiple product platforms, while the Closures segment is named primarily for a single product platform that serves all available markets.
PHARMA SEGMENT
Our Pharma segment is our largest segment in terms of net sales and total assets, representing approximately 46% and 43% of our Net Sales and Total Assets, respectively, for 2025 and accounted for 69% of our Adjusted EBITDA excluding non-allocated corporate costs. We are a leading supplier of nasal drug delivery spray pumps and metered dose inhaler valves (“MDIs”) to the pharmaceutical and health care markets worldwide and we are an important supplier of elastomer for injectable primary packaging components worldwide. We also provide services designed to accelerate and de-risk the development and regulatory approvals of drugs using drug delivery devices. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) clean room manufacturing environments and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, India, Switzerland and the United States. We believe that providing value-added, convenient drug delivery and dispensing systems will continue to offer opportunities for our business. In addition, we believe there are opportunities for growth in the over-the-counter and generic pharmaceutical categories.
Prescription Drug. Sales to the prescription drug and digital health markets accounted for approximately 51% of the segment’s total net sales in 2025. Pumps sold to the prescription drug market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Sales of pumps to deliver over-the-counter allergy medicine formally only available by prescription remains part of our prescription drug division. Our nasal pumps and unidose and biodose devices are also used to deliver liquid and powder pain management, emergency medicines and central nervous system therapies.

2/ATR	2025 Form 10-K

MDIs are used for dispensing precise amounts of aerosolized medication. This technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary route. Currently the majority of our MDIs sold are used for medications for respiratory ailments such as asthma and chronic obstructive pulmonary disease (COPD).
The digital health solutions we provide improve patients' treatment, experience and outcomes. We leverage connected devices, diagnostics and digital therapeutic tools that support patients in managing their disease as well as enable care teams to remotely monitor the health of patients when needed. Available as standalone or as a fully integrated offering in our existing range of drug delivery solutions, we have digital health solutions covering a wide range of therapeutic areas including, but not limited to, pulmonary, oncology, neurology, diabetes, immunology and rare disease.
We continue to develop proprietary drug delivery systems and accessories in this division. While we expect that these types of new products will come to market in the future, it is difficult to estimate when, as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers that use our proprietary drug delivery systems.
Consumer Health Care. Sales to the consumer health care market accounted for approximately 20% of the segment’s total net sales in 2025. Many product applications for this market are similar to the prescription market proprietary drug delivery systems; however, these product applications are sold over-the-counter without a prescription. Typical consumer health care spray product applications include nasal decongestants, nasal salines and cough and cold products. Typical consumer health care valve product applications include nasal saline using our bag-on valve technology. We have developed a multi-dose dispensing device suitable for ophthalmic formulations. Other products sold to this market include airless pump systems for dermal drug delivery product applications. We continue to see trends toward more child resistant and senior-friendly packaging solutions and have developed products to meet these market needs.
Injectables. Sales to the injectables market accounted for approximately 19% of the segment’s total net sales in 2025. Injectables are elastomeric primary packaging components that assist with the administration of injected medicines. Injectable products offered include stoppers for vials and pre-filled syringe components, such as plungers, rigid needle shields, tip caps and plungers for cartridges. Our recent capital investment has enabled us to bring to market a broader offering of higher value products including coated stoppers and plungers (PremiumCoat®) which better protect the contents of the primary packaging container and the integrity of biologic formulations. Pharmaceutical applications for this market include vaccines, anti-thrombotic, small molecules, GLP-1 and biologics.
Active Material Science Solutions. Sales of active material science solutions products accounted for approximately 10% of the segment’s total net sales in 2025. Our three-phase Active-Polymer™ technology solution is used to protect oral solid dose drugs, medical devices, diabetes test strips, diagnostics, and probiotics vials as well as wearable continuous glucose monitors. It can be engineered to absorb moisture, emit aromas, reduce pathogens, or scavenge odor, oxygen or volatile organic compounds.
BEAUTY SEGMENT
Our Beauty segment is our second largest segment in terms of net sales and total assets, representing 35% and 32% of our Net Sales and Total Assets, respectively, for 2025 and accounted for 18% of our Adjusted EBITDA excluding non-allocated corporate costs. The Beauty segment sells a broad variety of pumps, airless systems and valves to the fragrance, color cosmetics, facial skincare, personal care and home care markets. We believe we are a leading supplier for the majority of the products we sell primarily to the beauty markets.
Fragrance, facial skincare, color cosmetics ("F&F"). Sales to these markets accounted for approximately 58% of the segment’s total net sales in 2025. The fragrance, facial skincare, and color cosmetics markets require a broad range of spray and lotion pumps and sampling dispensing systems to meet functional needs and aesthetic preferences of our customers. A considerable amount of research and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the fragrance, facial skincare and sampling sectors. Packaging for certain products such as natural and organic cosmetics, dermo-cosmetic formulas and anti-aging lotions continue to provide us with growth opportunities. We are a leading provider of packaging solutions for prestige and mass market fragrance products and indie brands. Together with these major product platforms, our custom capabilities are also expected to provide growth opportunities.
Personal Care. Sales to the personal care market accounted for approximately 37% of the segment’s total net sales in 2025 and primarily included sales of lotion pumps, spray pumps and continuous spray aerosol valves. Personal care lotion pump product applications include hand sanitizers, hand soaps, bath and shower cleansers, haircare and skin moisturizers. Typical spray pump product applications include hair care, body care and sun care products. Personal care continuous spray aerosol valve product applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous spray aerosol valve offerings. In an effort to advance our sustainability agenda, we are transitioning our lotion pumps to all plastic solutions.

3/ATR	2025 Form 10-K

Home Care. Sales to the home care market accounted for approximately 5% of the segment’s total net sales in 2025 and primarily included sales of continuous or metered dose spray aerosol valves, and, to a lesser degree, spray and lotion pumps. Product applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Spray and lotion pump product applications primarily include household cleaners, insect repellent and industrial cleaners.
CLOSURES SEGMENT
Our Closures segment accounted for 19% and 15% of our Net Sales and Total Assets, respectively, for 2025 and accounted for 13% of our Adjusted EBITDA excluding non-allocated corporate costs. We primarily sell dispensing closures.
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
Food. Sales to the food market accounted for approximately 49% of the segment’s total net sales in 2025 and primarily include sales of dispensing closures including those utilizing elastomeric flow-control components, and absorbent and non-absorbent food service trays. Product applications for dispensing closures include sauces, condiments, infant nutrition and other food products. We also leverage our material science technology to sell and further develop packaging solutions to the food service market to enhance the shelf life of those products.
Beverage. Sales to the beverage market accounted for approximately 26% of the segment’s total net sales in 2025 and primarily include sales of dispensing closures including those utilizing elastomeric flow-control components. Sales of dispensing closures to the beverage market have increased over the last several years due to growing consumer demand for convenient packaging solutions, while brands have embraced dispensing closures as a key product differentiator through enhanced functionality, catering on-the-go and single-serve formats. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and concentrated water flavorings.
Personal Care. Sales to the personal care market accounted for approximately 17% of the segment’s total net sales in 2025 and primarily include sales of dispensing closures for standard and custom applications. Hair care, body and facial skin care products in these spaces use dispensing closures to provide convenience, function, and style. Sustainability, e-commerce, and value providing solutions are what we see as the key drivers for growth in these markets.
Other. Sales to the beauty, home care and other markets accounted for approximately 8% of the segment’s total net sales in 2025 and primarily include sales of dispensing closures for dish care, fabric care and other products to provide convenience, function, and style.
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

4/ATR	2025 Form 10-K

TECHNOLOGY
We have technical expertise regarding injection molding, robotics, clean-room facilities and high-speed assembly. We also have expertise regarding the formulation and finishing of elastomer and silicone components. In addition, we offer a variety of sterilization options for elastomeric components and active material science solutions based on proprietary material science expertise. Our technology platforms are used across segments. Pumps and aerosol valves require the assembly of several different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds, bi-injection molding and in-mold assembly. We are able to mold within tolerances as small as one one-thousandth of an inch and we assemble products in a high-speed, cost-effective manner. We also provide analytical and connected device expertise within our Pharma segment.
MANUFACTURING AND SOURCING
The majority of our worldwide production is located outside of the United States. Our philosophy is to produce as much as possible in the region where it will be sold. In order to augment capacity and to maximize internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic and metal components. Certain suppliers of these components have unique technical specifications that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins, silicone, rubber and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and developing new, higher margin solutions and increasing selling prices, as allowed by market conditions or contractual commitments. We source certain materials, especially some resins and rubber components for our pharmaceutical segment, from a single source. Significant delays in receiving these components or discontinuance of an approved raw material would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short-term. We believe we have adequate committed safety stock to mitigate any significant supply concerns.
CUSTOMERS
We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 4% of 2025 Net Sales.
INTERNATIONAL BUSINESS
We are geographically diverse with manufacturing and sales operations in Asia, Europe, Latin America (including Mexico) and North America. Europe is our largest region in terms of sales, where sales based on shipped to locations for the years ended December 31, 2025 and 2024 were approximately 49% and 49% of our consolidated sales, respectively. Asia and Latin America when aggregated represented approximately 20% and 19% of our consolidated sales for the years ended December 31, 2025 and 2024, respectively. Although Europe represents the largest region for us in terms of sales, our beauty and pharmaceutical customers often export their finished products using our technology around the world for consumption. We are a net exporter of goods from Europe and a net importer of goods to the North American, Asian and Latin American regions.
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
As of December 31, 2025, Aptar had approximately 14,000 full-time employees. Of the full-time employees, approximately 8,640 were located in EMEA, 2,930 were located in Asia and Latin America and the remaining 2,430 were located in North America. The majority of our European and Latin American employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. The total labor force covered by a collective bargaining agreement represents approximately 56% of the total employee population.

5/ATR	2025 Form 10-K

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
Inclusion & Belonging. We aim to cultivate an open culture founded on fairness and a sense of belonging rooted in our core values of mutual trust and respect. We support and promote the development of women as we aspire for more balanced gender representation. Our employee resource groups which have been evolving over the past years, provide an open and inclusive forum to facilitate exchange and growth for all employees.
Aptar is a participant in the Catalyst CEO Champions for Change. Aptar was named on the World's Top Female-Friendly Companies by Forbes for 2025, 2024, 2023 and 2022. In 2025, Aptar was also recognized by Women's Forum of NY for having 50% female board directors. Additionally, SHero has recognized Aptar Greater China as one of the Best Companies for Female Executives for 2025 and 2024.
COMPETITION
All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities that range from regional to international companies. We expect the market for our products to remain competitive, as our competitors continue to grow both organically and through consolidation and/or changing of ownership in the current economic climate. We believe our competitive advantages include our consistent high levels of innovation, quality, regulatory, pharma services, geographic diversity, financial strength and reliability and breadth of products and services. Our manufacturing strength lies in the ability to mold complex plastic components and formulate and finish elastomer and silicone components in a cost-effective manner and to assemble products at high speeds. Our business is capital intensive and it is becoming more important to our customers that we have global manufacturing capabilities, though we continue to face meaningful competition from local and regional competitors.
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
Aptar validated science-based targets (SBTs) through the Science Based Targets Initiative (SBTi) for Scope 1, Scope 2 and Scope 3 emissions reductions, as well as a target to increase the renewable electricity used by Aptar. The Scope 1 and Scope 2 targets were set in line with requirements to keep global warming at 1.5° Celsius by 2030. This science-based approach incorporates our own operations and operations within our value chain. In addition, we annually undergo data assurance as part of our sustainability reporting. This assurance process allows for data on consumption of electricity, fuel oil, natural gas and renewable energy purchases to be verified for accuracy and completeness by an external organization. Globally this process is certified to the ISO 14064-1 standard for energy and greenhouse gas emission reporting.

6/ATR	2025 Form 10-K

Compared to our 2019 baseline, Aptar has made progress cutting emissions, and continues efforts to mitigate climate risks and further the low-carbon economy, as reported by the Company through global environmental non-profit CDP's 2025 Corporate Questionnaire. We believe Aptar is a leader on corporate environmental ambition, action and transparency worldwide as proven by our "A" letter grade on the CDP climate change assessment and our "B" letter grade on the CDP water assessment.
There continues to be increased interest and awareness from consumers and our customers in products with environmentally sustainable features, especially through the sourcing of sustainable materials and design for recyclability. We are focused on reducing our environmental impacts through product life cycle assessments, sustainable material trials, operational eco-efficiency initiatives and renewable energy sourcing. We have teams dedicated to designing for sustainability by providing products that improve recyclability and use less material. Aptar has launched products and components in North America, Europe, Latin America and Asia made with PCR resin and continues to explore additional opportunities for alternative resins and recyclable products.
Connecting with other companies through organizations like Ellen MacArthur Foundation’s New Plastics Economy and the World Business Council for Sustainable Development (WBCSD) provides an invaluable opportunity to share best practices and work on larger projects with aligned objectives toward a more circular economy.
In February 2025, Aptar was named one of Barron’s 100 Most Sustainable Companies for 2025, marking the seventh consecutive year Aptar was included on the Barron’s list. In July 2025, Aptar was named to CDP’s Supplier Engagement Assessment (SEA) A-list for the 2024 disclosure cycle, for the fifth consecutive year, in recognition of our efforts to measure and reduce climate risk within our supply chain. In April 2025, Aptar was named one of America's Climate Leaders 2024 by USA Today. In June 2025, Aptar was named one of TIME Magazine's World's Most Sustainable Companies 2025. In December 2025, Aptar was named one of America's Most Responsible Companies 2026 by Newsweek, marking our seventh year appearing on the list. Additionally, Aptar has held a Platinum Sustainability Rating with EcoVadis since 2021.
Future regulations on environmental matters regarding recycling or material inputs could impact our business.
GOVERNMENT REGULATION
Certain of our products are directly or indirectly affected by government regulation. In 2022, the United Nations Environment Assembly adopted a resolution mandating the negotiation of an international legally binding instrument to end plastic waste pollution by the end of 2024. The fifth round of these negotiations occurred in August 2025, however no agreement has been entered into. While expected, no date has been set for new negotiations. In addition, the European Union ("EU") has adopted a circular economy package. The package maps out a series of actions planned over several years. Some actions have resulted in regulations aimed to reduce marine litter, increase plastic recycling rates, mandate minimum recycled content for plastic packaging, prohibit single-use plastic packaging and introduce new charges in relation to the end-of-life management of packaging. For example, in December 2024, the European Commission adopted the Packaging and Packaging Waste Regulation (“PPWR”) with requirements addressing, among other things, recyclability, recycled content, composability and reusability. In the EU, in other parts of Europe and in parts of the United States (including California), regulations require food and beverage companies to tether plastic caps to ensure the caps stay with the package, thus improving the likelihood the caps will enter the recycling stream. In 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things requires a 25% reduction of plastics in single-use products in the state by 2032 and escalates recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time. Furthermore, the EU currently restricts certain perfluoroalkyl and polyfluoroalkyl substances ("PFAS") materials and is considering banning the use of these materials more broadly in packaging. Certain states in the United States have also introduced regulations to ban PFAS in packaging. The EU and other states in the United States are also planning new regulations to ban certain PFAS materials used in the packaging industry. The potential exists for these types of regulations to expand worldwide.
We have established an innovation team that focuses on designing for and converting into more sustainable options like PCR resin and Food and Drug Administration approved resin alternatives. We are designing for sustainability by providing products that improve recyclability, use sustainable material and use less material, and we offer multiple tethered options. Our new product offerings include: Purity Lite, a mono-material, lightweight, fully-recyclable closure; SimpliCycle, an award winning recyclable valve; Rocket, a sports cap awarded Best in Cap at the 17th Global Water Drinks Congress in 2020, tethered and with no losable component; Future, a mono-material, fully-recyclable pump; APF Futurity, our highly recyclable nasal spray pump; Mono Micro, our mono-material and fully recyclable airless dispenser; GSA Advance and PZ Advance full plastic recyclable pumps. We are also partnering with global and regional thought leaders to drive a more circular economy.
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

7/ATR	2025 Form 10-K

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

8/ATR	2025 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of February 6, 2026 are as follows:

Name	Age	Position with the Company

Stephan Tanda	60	President and Chief Executive Officer
Mr. Tanda has been President and Chief Executive Officer since February 2017. Prior to this, Mr. Tanda was an Executive Managing Board Director at Royal DSM NV, a leading global supplier of ingredients and material solutions for the food, dietary supplement, personal care, medical device, automotive, paint, electronic and bio-material markets, from March 2007 to January 2017.

Vanessa Kanu	48	Executive Vice President and Chief Financial Officer
Ms. Kanu has been Executive Vice President and Chief Financial Officer since January 2025. Prior to this, Mrs. Kanu was CFO designate of the Company from October 2024 to December 2024, Chief Financial Officer of TELUS International, a technology services firm, from 2020 to 2024, and Chief Financial Officer of Mitel Networks Corporation from 2019 to 2020.

Marc Prieur	60	President, Beauty
Mr. Prieur has been President of Beauty since December 2019. Prior to this, Mr. Prieur was President of Aptar Food + Beverage from September 2018 to November 2019, VP of Aptar Operational Excellence from June 2017 to August 2018, President EMEA Sales & Operations – Consumer Health Care from June 2013 to June 2017 and President of our Pharma business in Asia from June 2008 to June 2013.

Hedi Tlili	51	President, Closures
Mr. Tlili has been President of Closures since December 2019. Prior to this, Mr. Tlili was President of Aptar EMEA Beauty + Home from June 2018 to November 2019 and President of Aptar EMEA Food + Beverage from May 2016 to May 2018. Prior to joining Aptar, Mr. Tlili held leadership positions at our packaging solutions peers Albéa and Sonoco. He was a Cluster Deputy Manager in Albéa Group from September 2014 to March 2016, Country General Manager in Sonoco from April 2013 to June 2014 and European Sales and Marketing Director from September 2011 to March 2013 in Sonoco.

Gael Touya	56	President, Pharma
Mr. Touya has been President of Pharma since September 2018. Prior to this, Mr. Touya was President of Aptar Food + Beverage from 2016 to August 2018, President of Aptar Food + Beverage Europe from 2012 to 2015 and Business Development Vice President Skin Care and Color Cosmetics from 2010 to 2011.

Xiangwei Gong	56	Executive Vice President, Strategic Group Development Beyond the Current Segments and President, Aptar Asia
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

Shiela Vinczeller	62	Chief Human Resources Officer
Ms. Vinczeller has been Chief Human Resources Officer since November 2018. Prior to this, Ms. Vinczeller spent 12 years in Human Resources leadership roles at International Paper, one of the world’s leading producers of fiber-based packaging, pulp and paper.

Irene Hudson	49	Executive Vice President, Chief Legal Officer and Corporate Secretary
Ms. Hudson has been Executive Vice President, Chief Legal Officer and Corporate Secretary since November 2025. Prior to this, Ms. Hudson was Vice President, Legal - North America and Global Regulatory and Assistant Corporate Secretary from May 2021 to October 2025. Prior to joining Aptar, Ms. Hudson was a law firm partner at McGuireWoods LLP from 2019 to 2021, and Baker Hostetler LLP from 2016 to 2019 where she specialized in intellectual property, litigation and commercial law. Ms. Hudson was also a litigation partner (2010-2016) at Fish & Richardson PC where she practiced in the areas of intellectual property, regulatory and litigation for global life sciences and consumer products companies.

There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

9/ATR	2025 Form 10-K

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
Although the continued invasion of Ukraine by Russia has not had a material direct impact to our consolidated results, we have experienced indirect impacts on our business, including higher energy and other input costs as well as certain supply chain disruptions, which could materially adversely affect our results of operations and financial condition. In addition, some Aptar products and services are subject to various sanctions regimes, including in the U.S. and the EU, relating to Russia. Although we currently have relevant licenses regarding our products and services, changes in the sanctions regimes without obtaining necessary licenses could adversely affect our operations in Russia and, as a result, our relationship with certain customers.
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
Significant tariffs or other restrictions imposed on foreign imports by the U.S. and related countermeasures taken by impacted foreign countries could have a material adverse effect on our operations and financial results. If significant tariffs or other restrictions are imposed on foreign imports by the U.S. and related countermeasures are taken by impacted foreign countries, our business, including sales and results of operations, may be adversely affected. In 2025, the U.S. government imposed a series of additional substantial tariffs on a broad range of imports from various countries, including China, Canada and Mexico. In response, several countries have imposed or announced counter measures. Such tariffs and countermeasures have increased the cost of certain raw materials and components used in our packaging solutions, and have the potential to disrupt our global supply chain and create additional operational challenges. Although the scope and application of these tariffs and countermeasures may continue to evolve, their implementation has contributed to heightened economic uncertainty and volatility in the global markets. If further tariffs are imposed on a broader range of imports, or if retaliatory trade measures are enacted by affected countries, we may face even higher costs that could require us to raise prices for our products. These factors could reduce demand for our products, result in the loss of customers and harm our competitive position in key markets. Additionally, ongoing trade tensions and uncertainty regarding future trade policies could negatively impact global economic conditions and consumer confidence, further affecting our business performance.

10/ATR	2025 Form 10-K

Increased global cybersecurity threats and more sophisticated, targeted computer crime, as well as failures or disruptions of our information technology systems, could pose a risk to our operations. Increased global information security threats and more sophisticated, targeted computer crime pose a risk to the confidentiality, availability and integrity of our data, operations and infrastructure, as well as the data of our customers. Our internal information technology systems may also fail or experience security breaches, loss or leakage of data, or other disruptions, and the satisfactory performance, reliability and availability of our technology infrastructure is critical to our ability to access data and applications and to operate our business effectively.
The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. In addition, as locally hosted information technology environments and data centers continue to decline or are decommissioned,we may increasingly rely on cloud-based solutions to host applications and data. Any disruption, failure or security incident affecting our internal systems or our third-party or cloud-based service providers could result in the inability to host or access applications, loss of critical or confidential information, or interruptions to our operations.
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
We also periodically test our systems for vulnerabilities and regularly rely on third parties to conduct such tests.. To date, we have seen no material impact on our business or operations from these threats; however, we cannot guarantee that our security efforts will prevent unauthorized access to, or loss of functionality of, our system or our third-party providers' systems. Even with these mitigations, our information systems remain potentially vulnerable to sophisticated cybersecurity threats, particularly as more business activities have shifted online. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, production downtimes and operational disruptions, mitigation costs and legal liability, which in turn could adversely affect our reputation, competitiveness and results of operations.
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
We face strong global competition and our market share could decline. All of the markets in which we operate are highly competitive and we continue to experience competition in all product lines and segments. Competitors, including privately and publicly held entities that range from regional to international companies, are becoming increasingly credible in the core markets in which we do business. We expect the market for our products to remain competitive.
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
In difficult market conditions, our fixed costs structure combined with potentially lower revenues may negatively impact our results. Our business is characterized by relatively high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult environments, or as a result of a reduction in firm orders, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our plants may not operate at full capacity and the costs associated with this excess capacity are charged directly to cost of sales. Difficult market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations.
Our ability to adequately source materials including those from a single supplier or from a single manufacturing location, could adversely impact our ability to deliver our products. We have many suppliers providing materials to our manufacturing sites. In some cases, we have historically sourced certain materials, especially some resins and rubber components for our Pharma segment, from a single source. Any disruption in the supply of the materials that we require could adversely impact our ability to deliver products to our customers. Similarly, we have certain components and products that are manufactured at a single location or from a single machine or mold. Any disruption to the manufacturing process could also adversely impact our results, financial position and our ability to deliver products to our customers. We have therefore attempted to mitigate this risk by actively ensuring that we have dual sources of key materials.

11/ATR	2025 Form 10-K

A material failure or disruption at one or more of our manufacturing facilities could adversely affect our ability to generate sales and meet customer demand. Our ability to generate sales and meet customer demand depends on the continued operation of our manufacturing facilities, many of which involve complex, specialized, and highly regulated manufacturing environments, including clean-room operations. A material failure or disruption at one or more of these facilities could occur for a variety of reasons, including significant equipment or mechanical failures, information technology or systems outages, cybersecurity incidents, power interruptions, fires, explosions, natural disasters, extreme weather events, labor disruptions, public health events, or other causes beyond our control.
If operations at any of our manufacturing facilities were materially disrupted, our ability to produce and deliver products to customers could be adversely affected for a period of time. Interruptions in manufacturing could result in lost sales, delayed customer deliveries or product launches, and damage to customer relationships. Manufacturing disruptions could also increase our costs due to production inefficiencies, inventory losses or write-offs, expedited shipping, or the need to transfer production to other facilities or rely on third-party manufacturers, which may be subject to capacity constraints, regulatory requirements, or higher costs.
Certain of our products, components, tools, machines, or molds are manufactured at a limited number of facilities or rely on specialized equipment or processes, which may not be easily or quickly replaced. In addition, in the pharmaceutical industry, manufacturing disruptions may be particularly difficult to remediate due to regulatory requirements, validation processes, and customer qualification timelines, which could extend the duration and impact of any disruption.
Any of these events could materially adversely affect our business, financial condition, results of operations, cash flows, and reputation.
Global health crises, epidemics and pandemics may adversely affect our business, and financial condition and results of operations. Global health crises could have a material impact on our operations our employees and our customer, which could adversely impact our business, financial condition and results of operations. For example, the COVID-19 pandemic adversely affected our sales of products to our prescription pharma customers, due to lower incidences of common illnesses and doctors' appointments, and to our travel and retail beauty business and on-the-go beverage customers. Should such an event happen again in the future, it may result in business and manufacturing disruption, inventory shortages due to disruptions to our supply chain and distribution channels, delivery delays, increased risk associated with customer payments, increased labor cost and reduced labor availability, and reduced sales and operations, any of which could materially affect our stock price, business prospects, financial condition, results of operations and liquidity.
The success or failure of our customers’ products, particularly in the pharmaceutical market, may materially affect our operating results and financial condition. In the pharmaceutical market, the proprietary nature of our customers’ products and the success or failure of their products in the market using our dispensing systems may have a material impact on our operating results and financial condition. We typically work for years modifying our dispensing device to work in conjunction with a customer’s drug formulation. If the customer’s pharmaceutical product is not approved by regulatory bodies or it is not successful on the market, we may not achieve a future return on the time and effort invested in the development of the product.
Our revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of our customers. As mentioned above, shifting consumer preferences put our customers under pressure in their markets. In addition, general economic conditions, competition and other factors may adversely affect the solvency or creditworthiness of our customers. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or at all, which could have a material adverse effect on our results of operations. It is possible that customers may be unable to meet their obligations on a timely basis or may contest their contractual obligations to us under bankruptcy laws or otherwise which could adversely affect our ability to collect receivables. Customer bankruptcies could further adversely affect our net sales and increase our operating expenses by requiring larger provisions for bad debt expense. Therefore, if we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition or results of operations may be materially adversely affected.
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

12/ATR	2025 Form 10-K

If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, or if our suppliers engage in a strike or other work stoppage, we could experience a significant disruption of operations. The majority of our employees in Europe, specifically France for our Pharma and Beauty segments, and Latin America are covered by collective bargaining arrangements made either at the local or national level in their respective countries. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers or our suppliers engage in a strike or other work stoppage, we could experience a significant disruption of operations, which could have a material adverse effect on our business, operating results and financial position.
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
If our integration of acquisitions or significant capital investments fail to generate expected returns, our financial performance may suffer. We continue to pursue growth through acquisitions and equity investments. We also continue to invest internally in capacity expansions. If our acquisition integration efforts, including unlocking synergies, are unsuccessful or if our capacity expansions do not provide the expected returns, we may not realize the full potential of the investments and as a result our financial performance may suffer.
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
We have approximately $1.08 billion in recorded goodwill at December 31, 2025, and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income. We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows, changes in market conditions, or rising discount rates may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Estimates” in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
In addition, Aptar's customers' products, as well as certain of Aptar's products and services, are subject to regulation in the U.S. by the U.S. Food and Drug Administration ("FDA") and by comparable government agencies in other countries. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, substantial additional costs or limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations.

13/ATR	2025 Form 10-K

We are exposed to risks from lawsuits and claims, including product liability claims, as well as investigations, audits and other proceedings, which may result in substantial costs and expenses or interruption of our normal business operations. We are subject to a number of lawsuits and claims that arise in the ordinary course of our business, which include intellectual property infringement, product liability, commercial, employment, tort, business interruption and other litigation. For example, in May 2025, Nemera filed patent infringement actions against us in France and Germany relating to certain of our ophthalmic products. In October 2025, an EPO hearing invalidated Nemera’s main patent claim while allowing an amended claim to continue. In addition, in September 2025, ARS Pharmaceuticals Operations, Inc. filed an antitrust lawsuit against us in the United States District Court for the Southern District of California, alleging violations of U.S. competition laws related to supply of certain components and are seeking injunctive relief and damages. Refer to Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information regarding these actions
We are also subject to indemnification claims under various contracts. Further, the failure of our products to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage and robust quality control systems at our facilities. However, a product liability claim in excess of our insurance coverage or not covered by existing insurance may materially adversely affect our business, results of operations or cash flows.
In addition, we are subject to investigations, audits and other proceedings initiated by federal, state, international, national, provincial and local authorities, including regulatory agencies such as the FDA as a result of the products manufactured by our Pharma segment.
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
Challenges to, or the loss of, our intellectual property rights could have an adverse impact on our ability to compete effectively. Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a large number of patents on our products, aspects of our products, methods of use and/or methods of manufacturing, and we own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products. We also rely on trade secrets, know-how and other unpatented proprietary technology. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. For example, in March 2025, we filed a lawsuit against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. alleging that our confidential information and trade secrets were improperly disclosed and used. Refer to Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.
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
We are also from time to time subject to claims from third parties suggesting that we may be infringing on their intellectual property rights. For example, in May 2025, Nemera filed patent infringement actions against us in France and Germany relating to certain of our ophthalmic products. In October 2025, an EPO hearing invalidated Nemera’s main patent claim while allowing an amended claim to continue. Refer to Note 13 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information.
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

14/ATR	2025 Form 10-K

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
Beginning in 2024, various countries applied the Income Inclusion (“IIR”) and Qualified Domestic Minimum Top-up Tax rules modeled after the Organization of Economic Cooperation and Development (“OECD”) model rules on a global minimum tax (“Pillar Two”). These specific actions did not have a material effect on our results for 2024 or 2025.
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

15/ATR	2025 Form 10-K

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
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Increased global cybersecurity threats and sophisticated, targeted computer crime could pose a risk to our operations. Aptar has strategically integrated cybersecurity risk management into a broader enterprise-wide risk management framework, which consists of administrative, operational, organizational, physical, and technical processes that we believe are appropriate to the scope and nature of our business. We believe this integrated approach allows cybersecurity considerations to be an integral part of our decision-making processes. Our risk management team works closely with our Information Security Department to continuously evaluate and address cybersecurity risks in alignment with our business and operational needs.
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
Governance and Oversight
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
Our Information Security Department reports to our Chief Information Security Officer who reports to the Chief Information Officer. This team is comprised of full-time information security professionals, is responsible for the implementation of our cybersecurity strategy, including assessing and managing material risks from cybersecurity threats. Our Chief Information Officer is an experienced information technology professional with 35 years of experience in the industry, including oversight of our cybersecurity department and has a degree in Management Information Systems. Our Chief Information Security Officer regularly informs our Chief Information Officer and Chief Financial Officer of any cybersecurity risks and incidents. Our Chief Financial Officer is responsible for oversight of our response to cybersecurity incidents, as appropriate. In addition, our executive management discusses cybersecurity issues quarterly.

16/ATR	2025 Form 10-K

Incident Response
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

17/ATR	2025 Form 10-K

ITEM 2. PROPERTIES
We lease or own our principal offices and manufacturing facilities. None of the owned principal properties is subject to a lien or other encumbrance material to our operations. We believe that existing operating leases will be renegotiated as they expire, will be acquired through purchase options or that suitable alternative properties will be leased on acceptable terms. We consider the condition and extent of utilization of our manufacturing facilities and other properties to be generally good, and the capacity of our plants to be adequate for the needs of our business. We manufacture products in 57 locations, with 14 of those facilities serving two segments and one serving all three of our segments as of December 31, 2025. The locations of our manufacturing facilities, by geographic region/country, are set forth below:

Geographic Region/Country	Number of Manufacturing Facilities	Pharma Manufacturing Facilities	Beauty Manufacturing Facilities	Closures Manufacturing Facilities
France	11	6	7	0
Germany	6	4	4	1
Rest of Europe/United Kingdom	8	2	3	4
North America	9	5	3	5
Latin America	9	2	6	2
China	10	3	3	4
Other Asia/Middle East	4	1	2	3
Total	57	23	28	19
Our head corporate office is located in Crystal Lake, Illinois. We also have sales, service facilities, and corporate offices in locations in addition to those listed above.
ITEM 3. LEGAL PROCEEDINGS
We are subject to a number of lawsuits and claims both actual and potential in nature. While management believes the resolution of these claims and lawsuits will not have a material adverse effect on our financial position or results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established. Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows. For information regarding these and other contingencies, please refer to Note 13 – Commitments and Contingencies in Part II, Item 8 – Financial Statements and Supplementary Data.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

18/ATR	2025 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT’S COMMON EQUITY
Our common stock is traded on the New York Stock Exchange under the symbol “ATR”. As of February 2, 2026, there were 140 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
DIVIDENDS
On January 22, 2026, our Board of Directors declared a quarterly cash dividend of $0.48 per share of common stock, which will be paid on February 25, 2026 to stockholders of record as of February 4, 2026. During 2025, we paid $120.8 million in dividends to stockholders. While we expect to continue to pay a regular quarterly dividend at a similar level in 2026, the timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit facility, applicable law and other factors that the Board of Directors considers relevant.
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2025, the Plan purchased 9,572 shares of our common stock on behalf of the participants at an average price of $117.29 per share, for an aggregate amount of approximately $1.1 million. The Plan sold 8,611 shares of our common stock on behalf of the participants at an average price of $121.18 per share, for an aggregate amount of $1.0 million. At December 31, 2025, the Plan owned 124,458 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 10, 2024 a share purchase authorization of up to $500.0 million of common stock was authorized. During the fourth quarter of 2025, we repurchased approximately 1.5 million shares for approximately $175.0 million.
Subsequent to year end, the 2024 share authorization was superseded on February 3, 2026, when the Board approved a new share repurchase authorization of up to $600.0 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
The following table summarizes our purchases of our securities for the quarter ended December 31, 2025:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

10/1 - 10/31/25	—	$—	—	$272.7
11/1 - 11/30/25	1,090,078	119.26	1,090,078	142.7
12/1 - 12/31/25	367,230	122.54	367,230	97.7
Total	1,457,308	$120.08	1,457,308	$97.7

19/ATR	2025 Form 10-K

SHARE PERFORMANCE
The following graph shows a five year comparison of the cumulative total stockholder return on our common stock as compared to the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index and to an index of peer group companies we selected. The companies included in the peer group are: Albemarle Corporation, Ashland Inc., Berry Global Group, Inc. (included until April 30, 2025, when the company was acquired by Amcor plc), Catalent, Inc. (included until December 17, 2024, when the company was taken private), CCL Industries Inc., Enovis Corporation, ICU Medical, Inc., Ingredion Inc., International Flavors & Fragrances, Inc., McCormick & Company, Inc., Perrigo Company plc, Revvity, Inc., Sealed Air Corporation, Sensient Technologies Corporation, Silgan Holdings, Inc., Sonoco Products Company, Stericycle, Inc. (included until November 1, 2024, when the company was acquired by Waste Management), STERIS plc, Teleflex Inc. and West Pharmaceutical Services, Inc. The peer group is consistent with the peer companies used by the Management Development and Compensation Committee of our Board of Directors (“MD&C Committee”) in connection with certain aspects of our executive compensation programs. The MD&C Committee selected companies that (i) compete with Aptar for market share, operate in similar industries (e.g., packaging, specialty chemicals, specialty materials) and are based in the U.S.; (ii) provide similar intermediate products (e.g., structured materials, packaging, closures, spray products) to similar end-use markets (e.g., consumer, beauty, home, pharmaceutical, medical, healthcare, food, beverage); (iii) fall within a reasonable range of Aptar's size and scale based on several factors (e.g., revenue, assets, invested capital, number of employees, market capitalization); (iv) earn a considerable amount of their revenue outside of the U.S.; (v) appear to be valued like Aptar by the stock market based on their market capitalization to revenue versus Aptar’s; and (vi) compete with Aptar for senior executive talent (companies Aptar potentially would recruit senior talent from, and possibly lose senior talent to).
Comparison of 5 Year Cumulative Stockholder Returns

$250
$200
$150
$100
$50
$0

	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24	Dec-25
AptarGroup	100	90.46	82.38	93.83	120.66	94.84
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
Peer Group	100	124.27	92.34	87.19	87.22	85.58

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 6. [RESERVED]

20/ATR	2025 Form 10-K

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
In MD&A, “we,” “our,” “us,” “AptarGroup,” “AptarGroup, Inc.”, “Aptar” and the “Company” refer to AptarGroup, Inc. and its consolidated subsidiaries.
OVERVIEW
GENERAL
Aptar is a global leader in the design and manufacturing of a broad range of drug delivery, consumer product dispensing, active material science solutions and services for the pharmaceutical, F&F, personal care, home care, food and beverage markets. Using proprietary design, shared technology platforms, engineering, science and insights or understanding of the end-user to create dispensing, dosing and protective technologies for many of the world's leading brands, Aptar in turn makes a meaningful difference in the lives, health, well-being and homes of millions of patients and consumers around the world.
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
2025 HIGHLIGHTS
•Reported sales increased 5% and core sales increased 2%.
•Reported net income increased 5% to $392.8 million and reported earnings per share increased 7% to $5.89.
•Returned $485.8 million to shareholders through share repurchases and dividends
•Capital expenditures decreased year over year, ending the year at about 7% of sales
•2025 was our 32nd consecutive year of paying an annually increasing dividend

21/ATR	2025 Form 10-K

RESULTS OF OPERATIONS
The following table sets forth the Consolidated Statements of Income and the related percentages of net sales for the periods indicated. Refer to Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding Results of Operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Year Ended December 31,	2025		2024
	Amount in Thousands $	% of Net Sales	Amount in Thousands $	% of Net Sales

Net sales	$3,777,181	100.0%	$3,582,890	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	2,372,446	62.8	2,227,381	62.2
Selling, research & development and administrative	606,497	16.1	582,226	16.3
Depreciation and amortization	287,363	7.6	263,784	7.3
Restructuring initiatives	9,837	0.2	13,002	0.4
Operating income	501,038	13.3	496,497	13.8
Interest expense	(52,737)	(1.4)	(43,898)	(1.2)
Other (expense) income	43,077	1.1	17,166	0.5
Income before income taxes	491,378	13.0	469,765	13.1
Net Income	$392,497	10.4%	$374,178	10.4%
Effective tax rate	20.1%		20.3%
Adjusted EBITDA margin (1)	21.6%		21.6%

(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
NET SALES
For the year ended December 31, 2025, reported net sales increased 5% to $3.78 billion from $3.58 billion a year ago. The average U.S. dollar exchange rate weakened compared to the euro and most other major European currencies in which we operate, resulting in a 2% positive currency translation impact during 2025. Our current year acquisitions also positively impacted consolidated sales by 1%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 2% in 2025 compared to 2024. Strong product volume growth in our Pharma and Closures segments along with increased tooling sales, mainly in our Beauty segment, more than compensated for the pass through of lower resin costs to our customers.

Year Ended December 31, 2025	Pharma	Beauty	Closures	Total

Reported Net Sales Growth	6%	7%	2%	5%
Currency Effects (1)	(3)%	(2)%	(1)%	(2)%
Acquisitions	—%	(3)%	—%	(1)%
Core Sales Growth	3%	2%	1%	2%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

Years Ended December 31,	2025	% of Total	2024	% of Total

Domestic	$1,174,302	31%	$1,145,490	32%
Europe	1,862,559	49%	1,769,868	49%
Other Foreign	740,320	20%	667,532	19%

22/ATR	2025 Form 10-K

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Our cost of sales (“COS”) as a percentage of net sales increased to 62.8% in 2025 compared to 62.2% in 2024. While all three segments showed revenue growth during 2025, sales within the Pharma and Beauty segments were negatively impacted by a mix of lower margin applications compared to the same period in 2024. We were also negatively impacted by operational inefficiencies and an increase in certain input costs.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our SG&A increased approximately 4% or $24.3 million to $606.5 million in 2025 compared to $582.2 million in 2024. Excluding changes in foreign currency rates, SG&A increased by approximately $11.8 million compared to the prior year. Of this increase, $4.9 million relates to incremental SG&A costs in 2025 due to our acquisitions including BTY and Sommaplast. The remaining increase is related to higher legal fees in our Pharma segment and higher compensation costs. SG&A as a percentage of net sales decreased to 16.1% in 2025 compared to 16.3% in the prior year.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense increased approximately 9% or $23.6 million to $287.4 million in 2025 compared to $263.8 million in 2024. Excluding changes in foreign currency rates, depreciation and amortization expense increased by approximately $17.4 million compared to the prior year. Approximately $5.4 million of this increase is due to our acquisitions during 2025. The majority of the remaining increase relates to higher capital investments made to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.6% in 2025 compared to 7.3% in the prior year.
RESTRUCTURING INITIATIVES
For the years ended December 31, 2025 and 2024, we recognized $9.8 million and $13.0 million, respectively, of restructuring costs related to our initiative to better leverage our fixed cost base through growth and cost reduction measures. The cumulative expense incurred as of December 31, 2025 was $74.5 million.
Restructuring costs for the years ended December 31, 2025 and 2024 are as follows:

Year Ended December 31,	2025	2024
Restructuring Initiatives by Plan:
Optimization initiative	$9,837	$13,019
Prior year initiatives	—	(17)
Total Restructuring Initiatives	$9,837	$13,002

Restructuring Initiatives by Segment
Pharma	$1,080	$589
Beauty	4,469	8,041
Closures	3,566	3,835
Corporate & Other	722	537
Total Restructuring Initiatives	$9,837	$13,002
OPERATING INCOME
Operating income increased approximately $4.5 million or 1% to $501.0 million in 2025 compared to $496.5 million in 2024. Excluding changes in foreign currency rates, operating income decreased by approximately $10.0 million in 2025 compared to 2024. Sales growth across all three of our segments could not compensate for the shift in mix of our product sales along with some operational inefficiencies and higher depreciation costs as discussed above. Operating income as a percentage of net sales decreased to 13.3% in 2025 compared to 13.8% for the prior year.
INTEREST EXPENSE
Interest expense increased by $8.8 million in 2025 to $52.7 million compared to $43.9 million in 2024. During 2025, we repaid $125.0 million of private placement debt having an interest rate of 3.6% and issued a total of $600.0 million in new notes with a fixed interest rate of 4.75%, thus increasing both the amount and the average interest rate of our debt during 2025 compared to 2024.

23/ATR	2025 Form 10-K

NET OTHER INCOME
Net other income increased $25.9 million to $43.1 million in 2025 compared to $17.2 million in 2024. On July 28, 2025, we executed our call option to purchase an additional 31% equity interest in BTY. As a result of this additional investment, we remeasured our previously held minority equity interest in BTY at fair value resulting in a gain of $26.5 million. We also realized approximately $7.3 million in higher equity results from affiliates, which was partially offset by a $2.2 million lower remeasurement gain on our investment in PureCycle.
Also included in net other income is miscellaneous income, which predominately consists of changes in foreign currency and pension expenses. During 2025, we realized a $1.0 million negative impact from foreign currency and a $1.8 million negative impact from changes in pension expense when compared to 2024. The unfavorable impact on pension expense primarily consists of a $1.9 million gain on pension curtailment for a 2024 facility closure in France. We also wrote off $2.1 million of software development costs during 2025.
PROVISION FOR INCOME TAXES
The reported effective tax rate for 2025 and 2024 was 20.1% and 20.3%, respectively. The tax rate for 2025 reflects a more favorable mix of earnings including a benefit related to the gain resulting from the remeasurement of equity investments to fair value upon becoming the majority equityholder.
At December 31, 2025, with the exceptions identified below, we continued to assert indefinite reinvestment of foreign earnings from Aptar's foreign operations. We do not have a balance of foreign earnings that will be subject to U.S. tax upon repatriation under the currently enacted U.S. tax laws. We continually analyze our global working capital requirements as well as local country operation needs in developing our repatriation plans.
During the current year, we removed the indefinite reinvestment assertion with respect to approximately $160.0 million of 2025 earnings in France. We have provided a $2.1 million deferred tax liability with respect to this action. We have previously removed our indefinite reinvestment assertion with respect to the pre-2020 earnings in Italy, Switzerland and Colombia, as well as undistributed earnings in Germany. We continue to assert indefinite reinvestment with respect to foreign earnings from other countries. We estimate that if the non-U.S. subsidiaries were to make a distribution of their cash or distributable reserves to the U.S., we would incur local country withholding tax and income taxes in the range of $15.0 million to $20.0 million. We would recognize such tax expense in our Consolidated Statements of Income and Consolidated Balance Sheets should we change the current indefinite reinvestment assertion on foreign earnings.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income of $392.8 million in 2025 compared to $374.5 million reported in 2024.
PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Pharma segment.

Year Ended December 31,	2025	2024	% Change 2025 vs. 2024

Net Sales	$1,737,481	$1,643,152	5.7%
Adjusted EBITDA (1)	607,646	568,371	6.9
Adjusted EBITDA margin (1)	35.0%	34.6%

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

24/ATR	2025 Form 10-K

Reported net sales increased approximately 6% in 2025 to $1.74 billion compared to $1.64 billion in 2024. While there was no significant impact from our acquisition during 2025, changes in currency rates positively impacted net sales by 3%. Therefore, core sales increased 3% in 2025 when compared to 2024. Strong volume growth and royalty increases more than compensated for lower tooling sales and pricing adjustments to secure longer-term contracts. Core sales of our proprietary drug delivery systems to the prescription drug market increased 5% on increased demand for our emergency medicine and central nervous system solutions along with higher revenues received from customer royalties. Core sales to the consumer health care market declined 8% as higher demand for our eye care solutions was offset by lower sales of nasal decongestant, nasal saline and cough and cold products. Injectables core sales increased 11% driven by robust GLP-1 component sales despite a challenging comparison to the first half of 2024 which experienced a 14% increase in revenues related to a catch-up period following an enterprise resource planning system implementation. Core sales of our active material science solutions increased 3% as higher demand for our active film and diabetes treatment technologies more than compensated for lower tooling sales due to a large tooling sale in the previous year period.

Year Ended December 31, 2025	Prescription Drug (2)	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Reported Net Sales Growth	8%	(5)%	14%	4%	6%
Currency Effects (1)	(3)%	(3)%	(3)%	(1)%	(3)%
Acquisitions	—%	—%	—%	—%	—%
Core Sales Growth	5%	(8)%	11%	3%	3%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Prescription drug includes prescription drug and digital health solutions.
Adjusted EBITDA for 2025 increased approximately 6.9% to $607.6 million compared to $568.4 million in 2024. This increase was mainly due to the strong core sales growth in prescription drug, injectables and active material solutions along with higher royalty income discussed above. Overall, our Adjusted EBITDA margin improved to 35.0% in 2025 compared to 34.6% in 2024.
BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Beauty segment.

Year Ended December 31,	2025	2024	% Change 2025 vs. 2024

Net Sales	$1,309,437	$1,225,730	6.8%
Adjusted EBITDA (1)	158,771	159,909	(0.7)
Adjusted EBITDA margin (1)	12.1%	13.0%

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
Reported net sales increased approximately 7% in 2025 to $1.31 billion compared to $1.23 billion in 2024. Changes in currency rates and acquisitions positively impacted net sales by 2% and 3%, respectively. Therefore, core sales increased 2% compared to the prior year, mainly on stronger tooling sales in 2025. All regions showed sales growth during 2025 except North America due to weaker indie brand skincare demand. Core sales of our products to the F&F market decreased 4% during 2025 mainly due to softer demand for our prestige fragrance technologies and facial skincare products. However, personal care core sales increased 13% over the prior year on higher sales of our hair care and body and skin care products. Core sales to the home care markets increased 1% over 2024 on higher demand from our customers selling air care and industrial products.

25/ATR	2025 Form 10-K

Year Ended December 31, 2025	F&F (2)	Personal Care	Home Care	Total
Reported Net Sales Growth	2%	14%	15%	7%
Currency Effects (1)	(2)%	(2)%	(1)%	(2)%
Acquisitions	(4)%	1%	(13)%	(3)%
Core Sales Growth	(4)%	13%	1%	2%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)F&F includes fragrance, facial skincare and color cosmetics.
Adjusted EBITDA for 2025 decreased approximately 1% to $158.8 million from $159.9 million in 2024. This decrease was mainly due to the less favorable mix of product sales, including the impact of lower tooling margins, along with some supplier disruptions and manufacturing inefficiencies. These factors, along with the pass through of higher tariff costs, led to our Adjusted EBITDA margin declining to 12.1% in 2025 compared to 13.0% in 2024.
CLOSURES SEGMENT
Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and other markets form our Closures segment. Our food protection business and elastomeric flow-control technology business report through the Closures segment.

Year Ended December 31,	2025	2024	% Change 2025 vs. 2024

Net Sales	$730,263	$714,008	2.3%
Adjusted EBITDA (1)	116,477	114,142	2.0
Adjusted EBITDA margin (1)	16.0%	16.0%

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
Reported net sales increased approximately 2% in 2025 to $730.3 million compared to $714.0 million in 2024. Changes in currency rates positively impacted net sales by 1%. Therefore, core sales increased 1% in 2025 compared to the prior year. Product sales volumes increased 4%, partially offset by lower resin prices and lower tooling which negatively impacted core sales by 2% and 1%, respectively. During 2025, liquid coffee creamer product sales were reclassified from our food market to the beverage market to better align with how those products are currently managed. All prior period amounts have been reclassified to conform to the current year presentation in the tables below. Core sales of products to the food market increased 2% compared to prior year on strong product sales of our closures for salad dressing, spreads and food protection products. Core sales of our products to the beverage market increased 6% during 2025 mainly on improving functional drink and dairy application sales. Personal care core sales decreased 9% on lower sales of our hair care and deodorant solutions, while other core sales improved 5% over the prior year due to strong sales of our products for laundry and dish care applications.

Year Ended December 31, 2025	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	3%	7%	(8)%	8%	2%
Currency Effects (1)	(1)%	(1)%	(1)%	(3)%	(1)%
Acquisitions	—%	—%	—%	—%	—%
Core Sales Growth	2%	6%	(9)%	5%	1%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and other markets.
Adjusted EBITDA for 2025 increased approximately 2% to $116.5 million compared to $114.1 million in 2024. Our profitability was positively impacted by the higher product sales discussed above along with our cost improvement initiatives which more than compensated for a lower tooling contribution and lower productivity. Our Adjusted EBITDA margin remained at 16.0% during 2025 consistent with 2024.

26/ATR	2025 Form 10-K

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
Corporate & Other expenses in 2025 increased slightly to $67.8 million compared to $67.5 million of expense in 2024. Higher compensation costs in 2025 were mostly offset by the improved performance of certain equity method investments and lower costs to evaluate acquisition targets when compared to 2024.
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
We present earnings before net interest and taxes (“EBIT”), earnings before net interest, taxes, depreciation and amortization (“EBITDA”) and adjusted earnings per share. We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”), adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and adjusted earnings per share, all of which exclude restructuring initiatives, acquisition-related costs, purchase accounting adjustments related to acquisitions and investments, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. For the year ended December 31, 2025, “other special items” include costs incurred related to non-ordinary-course litigation, specifically: lawsuits between Aptar and ARS Pharmaceuticals, Inc. involving Aptar’s claims of trade-secret misappropriation and contractual breaches and ARS’s counterclaims under U.S. antitrust laws; and patent infringement actions filed by Nemera La Verpillière SAS in Germany and France relating to certain of Aptar’s ophthalmic products. These costs are excluded because they do not reflect our core operating performance. Please refer to "Legal Proceedings" within Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information. Our Operations Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates and changes in the fair value of equity investments, or reliably predicted because they are not part of our routine activities, such as restructuring initiatives and acquisition-related costs.
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

27/ATR	2025 Form 10-K

	Year Ended December 31, 2025

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$3,777,181	$1,737,481	$1,309,437	$730,263	$—	$—

Reported net income	$392,497
Reported income taxes	98,881
Reported income before income taxes	491,378	461,073	87,523	56,310	(72,467)	(41,061)
Adjustments:
Restructuring initiatives	9,837	1,080	4,469	3,566	722
Curtailment gain related to restructuring initiatives	(115)	—	—	(115)	—
Net investment loss (1)	483				483
Gain from remeasurement of equity method investment	(26,518)	—	(26,518)	—	—
Transaction costs related to acquisitions	1,460	952	508	—	—
Purchase accounting adjustments related to acquisitions and investments	1,793	70	1,723	—	—
Other special items	8,360	8,360	—	—	—
Adjusted earnings before income taxes	486,678	471,535	67,705	59,761	(71,262)	(41,061)
Interest expense	52,737					52,737
Interest income	(11,676)					(11,676)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	527,739	471,535	67,705	59,761	(71,262)	—
Depreciation and amortization	287,363	136,111	91,066	56,716	3,470	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$815,102	$607,646	$158,771	$116,477	$(67,792)	$—

Reported net income margin (Reported net income / Reported Net Sales)	10.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.6%	35.0%	12.1%	16.0%

(1)Net investment gain represents the change in fair value of our investment in PCT (see Note 20 - Investment in Equity Securities for further details).

28/ATR	2025 Form 10-K

	Year Ended December 31, 2024

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$3,582,890	$1,643,152	$1,225,730	$714,008	$—	$—

Reported net income	$374,178
Reported income taxes	95,587
Reported income before income taxes	469,765	447,353	68,797	54,832	(69,420)	(31,797)
Adjustments:
Restructuring initiatives	13,002	589	8,041	3,835	537
Curtailment gain related to restructuring initiatives	(1,851)	—	—	(1,851)	—
Net investment gain (1)	(1,713)				(1,713)
Transaction costs related to acquisitions	140	—	140	—	—
Adjusted earnings before income taxes	479,343	447,942	76,978	56,816	(70,596)	(31,797)
Interest expense	43,898					43,898
Interest income	(12,101)					(12,101)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	511,140	447,942	76,978	56,816	(70,596)	—
Depreciation and amortization	263,784	120,429	82,931	57,326	3,098	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$774,924	$568,371	$159,909	$114,142	$(67,498)	$—

Reported net income margin (Reported net income / Reported Net Sales)	10.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.6%	34.6%	13.0%	16.0%

(1)Net investment loss represents the change in fair value of our investment in PCT (see Note 20 - Investment in Equity Securities for further details).

29/ATR	2025 Form 10-K

Reconciliation of Adjusted Earnings Per Diluted Share For The Year Ended	December 31, 2025	December 31, 2024

Income before Income Taxes	$491,378	$469,765

Adjustments:
Restructuring initiatives	9,837	13,002
Curtailment gain related to restructuring initiatives	(115)	(1,851)
Net investment loss (gain)	483	(1,713)
Gain from remeasurement of equity method investment	(26,518)	—
Transaction costs related to acquisitions	1,460	140
Purchase accounting adjustments related to acquisitions and investments	1,793	—
Other special items	8,360	—
Foreign currency effects (1)		14,523
Adjusted Earnings before Income Taxes	$486,678	$493,866

Provision for Income Taxes	$98,881	$95,587

Adjustments:
Restructuring initiatives	2,503	3,397
Curtailment gain related to restructuring initiatives	(30)	(478)
Net investment loss (gain)	118	(420)
Gain from remeasurement of equity method investment	—	—
Transaction costs related to acquisitions	393	35
Purchase accounting adjustments related to acquisitions and investments	282	—
Other special items	2,048	—
Foreign currency effects (1)		2,955
Adjusted Provision for Income Taxes	$104,195	$101,076

Net Loss Attributable to Noncontrolling Interests	$206	$363
Net Loss Attributable to Redeemable Noncontrolling Interests	$86	$—

Net Income Attributable to AptarGroup, Inc.	$392,789	$374,541

Adjustments:
Restructuring initiatives	7,334	9,605
Curtailment gain related to restructuring initiatives	(85)	(1,373)
Net investment loss (gain)	365	(1,293)
Gain from remeasurement of equity method investment	(26,518)	—
Transaction costs related to acquisitions	1,067	105
Purchase accounting adjustments related to acquisitions and investments	1,511	—
Other special items	6,312	—
Foreign currency effects (1)		11,568
Adjusted Net Income Attributable to AptarGroup, Inc.	$382,775	$393,153

Average Number of Diluted Shares Outstanding	66,725	67,691

Net Income Attributable to AptarGroup, Inc. Per Diluted Share	$5.89	$5.53

Adjustments:
Restructuring initiatives	0.11	0.15
Curtailment gain related to restructuring initiatives	—	(0.02)
Net investment loss (gain)	0.01	(0.02)
Gain from remeasurement of equity method investment	(0.40)	—
Transaction costs related to acquisitions	0.02	—
Purchase accounting adjustments related to acquisitions and investments	0.02	—
Other special items	0.09	—
Foreign currency effects (1)	—	0.17
Adjusted Net Income Attributable to AptarGroup, Inc. Per Diluted Share	$5.74	$5.81

30/ATR	2025 Form 10-K

Net Debt to Net Capital Reconciliation For the Year Ended	December 31, 2025	December 31, 2024

Revolving credit facility and overdrafts	$183,947	$176,035
Current maturities of long-term obligations, net of unamortized debt issuance costs	159,584	162,250
Long-Term Obligations, net of unamortized debt issuance costs	1,139,433	688,066
Total Debt	$1,482,964	$1,026,351
Less:
Cash and equivalents	$402,424	$223,844
Short-term investments	7,109	2,337
Net Debt	$1,073,431	$800,170

Total Stockholders' Equity	$2,685,981	$2,485,924
Net Debt	1,073,431	800,170
Net Capital	$3,759,412	$3,286,094

Net Debt to Net Capital	28.6%	24.4%

Free Cash Flow Reconciliation For the Year Ended	December 31, 2025	December 31, 2024

Net Cash Provided by Operations	$569,999	$643,413
Capital Expenditures	(270,419)	(276,481)
Proceeds from Government Grants	3,308	—
Free Cash Flow	$302,888	$366,932
LIQUIDITY AND CAPITAL RESOURCES
Given our current level of leverage and our ability to generate cash flow from operations, we believe we are in a strong financial position to meet our operational commitments in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment, capacity expansions and working capital for the continued growth of our business to achieve our strategic objectives, as well as paying quarterly dividends to stockholders, investing in new businesses and repurchasing shares of our common stock. Due to uncertain macroeconomic conditions, including rising interest rates and inflation, if there was a prolonged decrease in customer demand that would adversely impact our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels and share repurchases, as well as reevaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents increased to $402.4 million at December 31, 2025 from $223.8 million at December 31, 2024 while total short and long-term interest bearing debt of $1.48 billion at December 31, 2025 increased from $1.03 billion at December 31, 2024. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 28.6% at December 31, 2025 compared to 24.4% at December 31, 2024. See the reconciliation under "Non-U.S. GAAP Measures."
In 2025, our operations provided approximately $570.0 million in net cash flow compared to $643.4 million in 2024. Cash flow from operations is primarily derived from net income generation year over year. The lower operating cash flow during 2025 was primarily a result of timing of payments on income taxes primarily in Germany, France and the US. Based on our current business plan, we believe that our 2026 operating cash flow will be more than sufficient to fund our working capital needs, capital investments in our business and outstanding purchase commitments as discussed in Note 20 - Investment in Equity Securities and Note 13 - Commitments and Contingencies as well as lease arrangements as discussed in Note 8 - Lease Commitments.
We used $331.4 million in cash for investing activities during 2025 compared to $396.7 million during 2024. We spent $270.4 million on capital expenditures, $60.2 million on acquisitions, net of cash acquired and $6.3 million, net for investments in equity securities during 2025. In 2026, we expect our capital investments to be in the range of $260.0 million to $280.0 million.

31/ATR	2025 Form 10-K

Financing activities utilized $77.5 million of cash during 2025, compared to $225.3 million during 2024. During 2025, we paid $120.8 million of dividends, purchased $365.0 million of our common stock that was placed into treasury stock, received $600.2 million in proceeds from long-term debt obligations, primarily from our note issuance, repaid $166.6 million of long-term debt primarily related to private placement notes and received proceeds of $18.9 million on stock option exercises. In 2026, we expect to have financing cash outlays of approximately $156.5 million to fund short and long term debt obligations as discussed in Note 7 - Debt, which are expected to be covered by cash on hand or additional borrowings on our revolving credit facility.
Refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding cash flows for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks that provides us with unsecured financing of up to $600.0 million, which may be increased by up to $300.0 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and can be drawn in various currencies including USD, EUR, GBP, and CHF. On July 2, 2024, we entered into a new amended and restated revolving agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2025, €130.0 million ($152.6 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2024, we utilized €170.0 million ($176.0 million) under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
On November 20, 2025, we issued $600.0 million in aggregate principal amount of 4.75% Senior Notes due March 2031 in an underwritten public offering. The form and terms of the notes were established pursuant to an Indenture, dated as of March 7, 2022, as amended and supplemented by a Second Supplemental Indenture, dated as of November 20, 2025, each between the Company and U.S. Bank Trust Company, National Association, as trustee. Interest is payable semi-annually in arrears. The notes are unsecured obligations and rank equally in right of payment with our other existing senior, unsecured indebtedness.
On December 16, 2025, we repaid in full the $125.0 million 3.6% Senior Notes that were due in December 2025.
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
Our amended revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2025
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.38 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.07 to 1.00

(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow an additional $1.70 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”) that matures in July 2027. As of December 31, 2025, $141.1 million was utilized under the Term Loan. On July 6, 2022, we entered into an agreement to swap approximately $200.0 million of our fixed USD debt to fixed EUR debt which should generate interest savings of approximately $0.5 million per quarter based upon exchange rates as of the transaction date.
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

32/ATR	2025 Form 10-K

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
GOODWILL
In accordance with current accounting standards, goodwill has an indefinite life and is not amortized. We evaluate our goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. We have determined that our Beauty and Closures business segments each represent a reporting unit. In addition to the Pharma business reporting unit, the injectables and active material science solutions divisions of the Pharma segment qualify as separate reporting units for goodwill impairment testing apart from the remaining Pharma business. As of December 31, 2025, we have $1.08 billion of goodwill, which is allocated as follows:

In Thousands
Reporting Unit	Balance at December 31, 2025
Pharma	$194,773
Injectables	177,911
Active Material Science Solutions	166,020
Beauty	370,847
Closures	168,347
Total	$1,077,898
We believe that the accounting estimates related to determining the fair value of our reporting units, for which a quantitative impairment test is performed, is a critical accounting estimate because: (1) it is highly susceptible to change from period to period as it requires management to make assumptions about the future cash flows for each reporting unit over several years, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s determination of the fair value of our reporting units, based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to projected revenue growth rates, projected EBITDA margins, as well as the discount rate. Actual cash flows in the future may differ significantly from those forecasted today. The estimates and assumptions for future cash flows and their impact on the impairment testing of goodwill are a critical accounting estimate.
For our goodwill impairment assessment, we first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50 percent chance) that the fair value of a reporting unit is less than its carrying amount (the “step zero” approach). Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance, and other relevant entity-specific events. In the event we determine a quantitative test is necessary, we estimate the fair value of the reporting unit using a discounted cash flow approach as described below. If it is determined that the fair value of a reporting unit is below its carrying amount, goodwill will be impaired at that time.
We evaluate our goodwill for impairment annually as of October 1 or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below it's carrying value, in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” As we performed our annual goodwill impairment assessment, due to events or circumstances that were unfavorable for the Beauty reporting unit, management determined it appropriate to calculate the fair value of the reporting unit and compare with its associated carrying amounts as of October 1, 2025.

33/ATR	2025 Form 10-K

We estimated the fair value of the reporting unit based upon the present value of its estimated future cash flows. Our determination of fair value involved judgment and the use of estimates and significant assumptions, including assumptions regarding the projected revenue growth rates, projected EBITDA margins, as well as the discount rate to calculate estimated future cash flows. We believe that our assumptions used in discounting future cash flows are appropriate. At October 1, 2025, our goodwill for the Beauty reporting unit was $370.8 million, which exceeded its carrying value. A 10% decrease in the estimated fair value of the Beauty reporting unit would not have resulted in a different conclusion. Based on our qualitative and quantitative analysis performed over the remaining reporting units, we determined it was more likely than not that the fair value of the reporting units was greater than their carrying amounts and therefore no impairment of goodwill was recognized during the year ended December 31, 2025.
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
At December 31, 2025 and 2024, we had $162.5 million and $138.8 million, respectively, of deferred tax assets net of valuation allowance on our balance sheet, a significant portion of which is related to net operating losses and other tax attribute carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against the deferred tax assets. We have $123.1 million of previously unrecorded tax losses in Luxembourg for which a deferred tax asset was recorded in 2024 due to a change in our expectation of future realization. A corresponding valuation allowance was recorded to reflect the amount of the deferred tax asset that we currently do not expect to be realized. Refer to Note 6 - Income Taxes for further details.
Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that $1.0 million to $5.0 million of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
ACQUISITIONS
We account for business combinations using the acquisition method. Under this method, the identifiable assets acquired, liabilities assumed, and any non-controlling interest are recorded at their estimated fair values. We engage third-party valuation specialists to assist in determining fair values. Our valuation process utilizes various forms of the income approach, depending on the assets being valued. Goodwill is measured as the excess of consideration transferred over the fair value of the assets acquired and the liabilities assumed. The allocation of the purchase price utilizes estimates and significant assumptions in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on all available information at the acquisition date and may involve assumptions about the timing and amount of future revenues and expenses associated with an asset.
Management applied judgment in determining the fair value of the acquired assets with respect to the acquisitions of Sommaplast and BTY. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in the periods subsequent to the acquisition through depreciation and amortization. In particular, judgment was applied with respect to determining the fair value of acquired technology, trademarks and customer relationships intangible assets, which involved the use of estimates and significant assumptions with respect to the timing and amounts of cash flow projections, the revenue growth rates, the customer attrition rates, the EBITDA margins and the discount rate. Unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions or estimates.
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

34/ATR	2025 Form 10-K

The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation ("ABO") and the Projected Benefit Obligation (“PBO”), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including AA corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (FTSE Pension Index Curve). At December 31, 2025, the discount rates for our domestic and foreign plans were 5.63% and 3.90%, respectively.
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
To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $45.5 million increase in the PBO ($32.9 million for the domestic plans and $12.6 million for the foreign plans) and a $3.0 million increase in net periodic benefit cost ($2.0 million for the domestic plans and $1.0 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $36.8 million decrease in the PBO ($26.2 million for the domestic plans and $10.6 million for the foreign plans) and a $5.6 million decrease in net periodic benefit cost ($4.7 million for the domestic plans and $0.9 million for the foreign plans).
The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 50% was invested in equities, 25% was invested in fixed income securities, 11% was invested in hedge funds, 7% was invested in infrastructure securities, 4% was invested in real estate securities and 3% was invested in money market funds, at December 31, 2025. Of foreign plan assets, approximately 94% was invested in investment funds, 2% was invested in equity securities, 3% was invested in corporate debt securities, 1% was invested in fixed income securities and 0% was invested in money market funds at December 31, 2025.
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
The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each of the expected compensation rates would be a $5.9 million decrease in the PBO ($1.2 million decrease for the domestic plans and $4.7 million decrease for the foreign plans) and a $1.1 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each of the expected compensation rates would be a $6.2 million increase in the PBO ($1.2 million increase for the domestic plans and $5.0 million increase for the foreign plans) and a $1.1 million increase to the net periodic benefit cost.
Our primary pension related assumptions as of December 31, 2025 and 2024 were as follows:

Actuarial Assumptions as of December 31,	2025	2024

Discount rate:
Domestic plans	5.63%	5.60%
Foreign plans	3.90%	3.33%
Expected long‑term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	3.23%	3.22%
Rate of compensation increase:
Domestic plans	3.27%	3.24%
Foreign plans	3.20%	3.21%
In order to determine the 2026 net periodic benefit cost, we expect to use the discount rates, expected long-term rates of return on plan assets and rates of compensation assumptions as of December 31, 2025. The estimated impact of the changes to the assumptions as noted in the table above on our 2026 net periodic benefit cost is expected to be a decrease of approximately $0.7 million.

35/ATR	2025 Form 10-K

OPERATIONS OUTLOOK
Aptar expects earnings per share for the first quarter of 2026, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition-related costs, to be in the range of $1.13 to $1.21 and this guidance is based on an effective tax rate range of 21% to 23%. The earnings per share guidance range is based on spot rates at the end of December for all currencies.
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
•loss of one or more key products or accounts;
•loss of royalty revenue due to contract expirations;
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
•difficulties in product development and uncertainties related to the timing or outcome of product development;
•significant product liability claims; and
•other risks associated with our operations.

36/ATR	2025 Form 10-K

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
The table below provides information as of December 31, 2025 about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2026.

Year Ended December 31, 2025 Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

CZK / EUR	$22,045	0.0411	16,198 - 22,045
USD / MXN	21,500	18.8004	17,000 - 21,500
EUR / USD	17,546	1.1661	17,546 - 22,503
EUR / BRL	9,111	6.4140	9,111 - 9,343
EUR / MXN	6,814	22.0089	6,130 - 7,885
USD / EUR	5,523	0.8597	5,114 - 7,066
EUR / THB	2,702	38.0791	2,636 - 2,702
CHF / EUR	1,897	1.0750	758 - 1,897
GBP / EUR	1,432	1.1391	1,229 - 1,615
EUR / CNY	1,175	8.3274	1,175 - 4,626
CZK / USD	674	0.0479	117 - 674
CHF / USD	353	1.2513	353 - 993
EUR / CHF	348	0.9255	348 - 1,,799
EUR / GBP	309	0.8774	0 - 362
USD / GBP	171	0.7564	158 - 199
GBP / USD	108	1.3449	0 - 294
USD / CZK	102	20.7060	0 - 102
Total	$91,810
As of December 31, 2025, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.6 million in accounts payable, accrued and other liabilities in the Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203.0 million of the $400.0 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203.0 million of fixed-rate 3.60% USD debt to €200.0 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $32.5 million and is reported in accounts payable, accrued and other liabilities in the Consolidated Balance Sheets.

37/ATR	2025 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Year Ended December 31,	2025	2024	2023
Net Sales	$3,777,181	$3,582,890	$3,487,450
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,372,446	2,227,381	2,224,051
Selling, research & development and administrative	606,497	582,226	565,783
Depreciation and amortization	287,363	263,784	248,593
Restructuring initiatives	9,837	13,002	45,004
Total Operating Expenses	3,276,143	3,086,393	3,083,431
Operating Income	501,038	496,497	404,019
Other (Expense) Income:
Interest expense	(52,737)	(43,898)	(40,418)
Interest income	11,676	12,101	4,373
Net investment (loss) gain	(483)	1,713	1,413
Equity in results of affiliates	7,393	87	2,226
Gain from remeasurement of equity method investment	26,518	—	—
Miscellaneous (expense) income, net	(2,027)	3,265	3,212
Total Other Expense	(9,660)	(26,732)	(29,194)
Income before Income Taxes	491,378	469,765	374,825
Provision for Income Taxes	98,881	95,587	90,649
Net Income	$392,497	$374,178	$284,176
Net Loss Attributable to Noncontrolling Interests	206	363	311
Net Loss Attributable to Redeemable Noncontrolling Interests	86	—	—
Net Income Attributable to AptarGroup, Inc.	$392,789	$374,541	$284,487
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$5.97	$5.65	$4.34
Diluted	$5.89	$5.53	$4.25

Dividends per Common Share	$1.83	$1.72	$1.58
See accompanying notes to consolidated financial statements.

38/ATR	2025 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands

Year Ended December 31,	2025	2024	2023
Net Income Attributable to AptarGroup, Inc. and Noncontrolling Interests	$392,583	$374,178	$284,176
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	246,710	(145,807)	48,946
Changes in derivative (losses) gains, net of tax	(15,621)	7,813	(10,086)
Defined benefit pension plan, net of tax
Actuarial gain (loss), net of tax	11,960	17,043	(6,711)
Amortization of prior service cost included in net income, net of tax	73	258	130
Amortization of net loss included in net income, net of tax	523	112	641
Total defined benefit pension plan, net of tax	12,556	17,413	(5,940)
Total other comprehensive income (loss)	243,645	(120,581)	32,920
Comprehensive Income	636,228	253,597	317,096
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(336)	438	(205)
Comprehensive Income Attributable to AptarGroup, Inc.	$635,892	$254,035	$316,891

See accompanying notes to consolidated financial statements.

39/ATR	2025 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands

December 31,	2025	2024
Assets
Cash and equivalents	$402,424	$223,844
Short-term investments	7,109	2,337
Accounts and notes receivable, less current expected credit loss ("CECL") of $17,732 in 2025 and $15,785 in 2024	803,830	658,057
Inventories	537,845	461,807
Prepaid and other	142,354	132,338
Total Current Assets	1,893,562	1,478,383
Land	31,503	28,172
Buildings and improvements	885,936	751,813
Machinery and equipment	3,658,289	3,143,236
Property, Plant and Equipment, Gross	4,575,728	3,923,221
Less: Accumulated depreciation	(2,899,249)	(2,476,071)
Property, Plant and Equipment, Net	1,676,479	1,447,150
Investments in equity securities	131,030	146,269
Goodwill	1,077,898	936,256
Intangible assets, net	255,339	254,769
Operating lease right-of-use assets	65,698	64,213
Miscellaneous	152,713	105,238
Total Other Assets	1,682,678	1,506,745
Total Assets	$5,252,719	$4,432,278
See accompanying notes to consolidated financial statements.

40/ATR	2025 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

December 31,	2025	2024
Liabilities, Mezzanine Equity and Stockholders’ Equity
Short-term obligations	$183,947	$176,035
Current maturities of long-term obligations, net of unamortized debt issuance costs	159,584	162,250
Accounts payable, accrued and other liabilities	822,913	729,996
Total Current Liabilities	1,166,444	1,068,281
Long-Term Obligations, net of unamortized debt issuance costs	1,139,433	688,066
Deferred income taxes	19,649	14,259
Retirement and deferred compensation plans	67,596	62,210
Operating lease liabilities	47,940	49,716
Deferred and other non-current liabilities	99,432	63,822
Commitments and contingencies - (See Note 13)	—	—
Total Deferred Liabilities and Other	234,617	190,007
Mezzanine Equity:
Redeemable noncontrolling interests	26,244	—
Total Mezzanine Equity	26,244	—
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 72.8 and 72.5 million shares issued as of December 31, 2025 and 2024, respectively	728	725
Capital in excess of par value	1,165,518	1,125,882
Retained earnings	2,642,552	2,370,537
Accumulated other comprehensive loss	(186,382)	(429,475)
Less: Treasury stock at cost, 8.6 and 6.0 million shares as of December 31, 2025 and 2024, respectively	(954,320)	(595,781)
Total AptarGroup, Inc. Stockholders’ Equity	2,668,096	2,471,888
Noncontrolling interests in subsidiaries	17,885	14,036
Total Stockholders’ Equity	2,685,981	2,485,924
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,252,719	$4,432,278
See accompanying notes to consolidated financial statements.

41/ATR	2025 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2025, 2024 and 2023

In thousands
	AptarGroup, Inc. Stockholders’ Equity
	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity
Balance - December 31, 2022	$1,929,240	$(341,366)	$709	$(503,266)	$968,618	$14,269	$2,068,204
Net income (loss)	284,487	—	—	—	—	(311)	284,176
Foreign currency translation adjustments	(228)	48,658	—	—	—	516	48,946
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	(5,940)	—	—	—	—	(5,940)
Changes in derivative gains (losses), net of tax	—	(10,086)	—	—	—	—	(10,086)
Stock awards and option exercises	—	—	8	11,414	75,811	—	87,233
Cash dividends declared on common stock	(103,683)	—	—	—	—	—	(103,683)
Treasury stock purchased	—	—	—	(47,552)	—	—	(47,552)
Balance - December 31, 2023	$2,109,816	$(308,734)	$717	$(539,404)	$1,044,429	$14,474	$2,321,298
Net income (loss)	374,541	—	—	—	—	(363)	374,178
Foreign currency translation adjustments	235	(145,967)	—	—	—	(75)	(145,807)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	17,413	—	—	—	—	17,413
Changes in derivative gains (losses), net of tax	—	7,813	—	—	—	—	7,813
Stock awards and option exercises	—	—	8	12,261	81,453	—	93,722
Cash dividends declared on common stock	(114,055)	—	—	—	—	—	(114,055)
Treasury stock purchased	—	—	—	(68,638)	—	—	(68,638)
Balance - December 31, 2024	$2,370,537	$(429,475)	$725	$(595,781)	$1,125,882	$14,036	$2,485,924
Net income (loss)	392,789	—	—	—	—	(206)	392,583
Acquisitions of non-controlling interest	—	—	—	—	—	3,513	3,513
Foreign currency translation adjustments	10	246,158	—	—	—	542	246,710
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	12,556	—	—	—	—	12,556
Changes in derivative gains (losses), net of tax	—	(15,621)	—	—	—	—	(15,621)
Stock awards and option exercises	—	—	3	9,209	39,636	—	48,848
Cash dividends declared on common stock	(120,784)	—	—	—	—	—	(120,784)
Treasury stock purchased	—	—	—	(365,005)	—	—	(365,005)
Excise tax on treasury shares	—	—	—	(2,743)	—	—	(2,743)
Balance - December 31, 2025	$2,642,552	$(186,382)	$728	$(954,320)	$1,165,518	$17,885	$2,685,981
See accompanying notes to consolidated financial statements.

42/ATR	2025 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, brackets denote cash outflows

Year Ended December 31,	2025	2024	2023

Cash Flows from Operating Activities:
Net income	$392,497	$374,178	$284,176
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	242,312	219,667	203,873
Amortization	45,051	44,117	44,720
Stock-based compensation	43,941	47,650	41,293
Provision for CECL	1,301	1,016	8,077
Loss (gain) on disposition of fixed assets	712	(52)	(3,584)
Net loss (gain) on remeasurement of equity securities	483	(1,713)	(1,413)
Deferred income taxes	(11,689)	(21,406)	(19,883)
Defined benefit plan expense	12,554	12,049	14,198
Equity in results of affiliates	(7,393)	(87)	(2,226)
Gain on remeasurement of equity method investment	(26,518)	—	—
Impairment loss	2,197	254	257
Changes in balance sheet items, excluding effects from foreign currency adjustments and acquisitions:
Accounts and other receivables	(73,888)	(18,079)	15,431
Inventories	(10,646)	21,901	(10,641)
Prepaid and other current assets	4,956	(2,368)	(3,900)
Accounts payable, accrued and other liabilities	(18,274)	(23,705)	14,596
Income taxes payable	(9,073)	4,064	(8,301)
Retirement and deferred compensation plan liabilities	(6,477)	(14,259)	2,984
Retirement and deferred compensation plan assets	(12,582)	—	(1,134)
Other changes, net	535	186	(3,284)
Net Cash Provided by Operations	569,999	643,413	575,239
Cash Flows from Investing Activities:
Capital expenditures	(270,419)	(276,481)	(312,342)
Proceeds from government grants	3,308	—	—
Proceeds from sale of property, plant and equipment	3,547	1,506	5,348
Maturities and (purchases) of short-term investments	3,369	(2,242)	—
Acquisition of business, net of cash acquired and release of escrow	(60,204)	—	(16,570)
Acquisition of intangible assets, net	(5,020)	(17,709)	(6,061)
Investment in equity securities	(8,664)	(99,055)	—
Proceeds from sale of investment in equity securities	2,401	—	5,604
Notes receivable, net	256	(2,740)	(442)
Net Cash Used by Investing Activities	(331,426)	(396,721)	(324,463)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	31,015	22,302	25,531
Repayments of notes payable and overdrafts	(28,218)	(23,344)	(28,643)
(Repayments) and proceeds of short term revolving credit facility, net	(42,380)	108,848	76,966
Proceeds from long-term obligations	600,206	168,581	403
Repayments of long-term obligations	(166,562)	(373,847)	(125,809)
Payment of contingent consideration obligation	—	—	(22,750)
Dividends paid	(120,784)	(114,055)	(103,683)
Bond issuance costs	(5,424)	—	—
Proceeds from stock option exercises	18,891	54,809	53,983
Purchase of treasury stock	(365,005)	(68,638)	(47,552)
Redeemable noncontrolling interest	790	—	—
Net Cash Used by Financing Activities	(77,471)	(225,344)	(171,554)
Effect of Exchange Rate Changes on Cash	19,403	(21,147)	2,189
Net Increase in Cash and Equivalents and Restricted Cash	180,505	201	81,411
Cash and Equivalents and Restricted Cash at Beginning of Period	224,344	224,143	142,732
Cash and Equivalents and Restricted Cash at End of Period	$404,849	$224,344	$224,143
Supplemental Cash Flow Disclosure:
Interest paid	$49,972	$43,520	$39,599

43/ATR	2025 Form 10-K

Restricted cash included in the line item prepaid and other and miscellaneous on the Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Sommaplast acquisition in 2025, SipNose asset purchase in 2024 and the Metaphase acquisition in 2023.

Year Ended December 31,	2025	2024	2023

Cash and equivalents	$402,424	$223,844	$223,643
Restricted cash included in prepaid and other	606	500	500
Restricted cash included in miscellaneous	1,819	—	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$404,849	$224,344	$224,143
See accompanying notes to consolidated financial statements.

44/ATR	2025 Form 10-K

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
AptarGroup’s organizational structure consists of three market-focused business segments which are Pharma, Beauty and Closures. This is a strategic structure which allows us to better serve our customers and position us for long-term profitable growth.
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentine peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. Our Argentinian operations contributed less than 0.4% and 1.1% of consolidated net assets and revenues, respectively, at and for the year ended December 31, 2025.
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
ACCOUNTS RECEIVABLE AND CURRENT EXPECTED CREDIT LOSSES
At December 31, 2025, we reported $803.8 million of accounts receivable, net of CECL of $17.7 million. The allowance is estimated using reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Changes in CECL were not material for the year ended December 31, 2025.
INVENTORIES
Inventories are stated at lower of cost or net realizable value. Cost of our inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis. Costs included in inventories are raw materials, direct labor and manufacturing overhead.
ACQUISITIONS
We account for business combinations using the acquisition method, which requires management to estimate the fair value of identifiable assets acquired and liabilities assumed, and to properly allocate purchase price consideration to the individual assets acquired and liabilities assumed. Goodwill is measured as the excess amount of consideration transferred, compared to fair value of the assets acquired and the liabilities assumed. The allocation of the purchase price utilizes estimates and significant assumptions in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset and are reviewed by consulting with outside valuation experts. The purchase price allocation for business acquisitions contains uncertainties because it requires management's judgment.
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
Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value. Any related changes in fair value are recognized in net income unless the investments qualify for a practicality exception. There were no dividends received from affiliated companies in 2025, 2024 or 2023.

45/ATR	2025 Form 10-K

REDEEMABLE NONCONTROLLING INTEREST
During the third quarter of 2025, we entered into an agreement with the shareholder of three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”), which provides them with redemption rights (i.e., a put option) that could require Aptar to purchase the shareholder's remaining 20% noncontrolling interests in BTY upon the passage of time. As these redemption rights are not solely within the control of Aptar, such interests are classified as redeemable noncontrolling interest outside of permanent equity, in mezzanine equity, on the Consolidated Balance Sheets.
At initial recognition, redeemable noncontrolling interests are recorded at their issuance-date or acquisition date, fair value. The fair value is estimated by applying an income approach and is based on significant inputs that are not observable in the market and is therefore a Level 3 model. Key assumptions in the valuation of the redeemable noncontrolling interest include a discount rate, a terminal value based on a range of long-term sustainable growth rates and adjustments because of the lack of control that market participants would consider when measuring the fair value of the noncontrolling interests. Subsequently, redeemable noncontrolling interests that are currently redeemable, or probable of becoming redeemable, are adjusted to the greater of (i) current redemption value or (ii) carrying amount. Adjustments to redemption value are recorded through retained earnings. Upward adjustments are considered a deemed dividend, and would result in a reduction to earnings available to common shareholders for the calculation of earnings per common share. For additional information, see Note 22 - Redeemable Noncontrolling Interests.
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
IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In those circumstances, we perform undiscounted operating cash flow analyses for asset groups at the lowest level for which cash flows are separately identifiable to determine if an impairment exists. Any impairment loss is calculated as the excess of the asset group’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset group less costs of disposal.
GOODWILL
The Company evaluates the excess of purchase price over the fair value of the net assets acquired (“goodwill”) for impairment annually as of October 1 or more frequently if impairment indicators arise in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” We believe that the accounting estimates related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires management to make assumptions about the future cash flows for each reporting unit over several years, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s determination of the fair value of our reporting units, based on future cash flows for the reporting units, requires judgment and the use of estimates and significant assumptions related to projected revenue growth rates, projected EBITDA margins, as well as the discount rate. Actual cash flows in the future may differ significantly from those forecasted today. The estimates and assumptions for future cash flows and its impact on the impairment testing of goodwill is a critical accounting estimate.
Management believes goodwill in purchase transactions has continuing value. Goodwill is not amortized and must be tested annually, or more frequently as circumstances dictate, for impairment. The annual goodwill impairment test may first consider qualitative factors to determine whether it is more likely than not (i.e., greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as the “step zero” approach and is an optional step in the annual goodwill impairment analysis. Management performed this qualitative assessment as of October 1, 2025 over all reporting units with the exception of Beauty and October 1, 2024 over all reporting units with the exception of Injectables and Other Pharma. As we performed our annual goodwill impairment assessment, due to events or circumstances that were unfavorable for the Beauty segment, management determined it appropriate to calculate the Step 1 fair value of the Beauty reporting unit and compare with its associated carrying amount as of October 1, 2025.
Based on our qualitative and quantitative analysis performed over the reporting units, we determined that it was more likely than not that the fair value of these reporting units was greater than their carrying amounts and therefore no impairment of goodwill is required.

46/ATR	2025 Form 10-K

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.
PURCHASE OF TREASURY STOCK
During 2025, 2024 and 2023, we repurchased 2.7 million, 433 thousand and 399 thousand shares, respectively, all of which were returned to treasury stock. If retired, common stock is reduced by the number of shares retired at $0.01 par value per share. We allocate the excess purchase price over par value between additional paid-in capital and retained earnings.
RESEARCH & DEVELOPMENT EXPENSES
Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $105.1 million, $96.1 million and $92.8 million in 2025, 2024 and 2023, respectively.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: $160.0 million of 2025 earnings in France, all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia. Under current U.S. tax laws, all of our non-U.S. earnings are subject to U.S. taxation on a current or deferred basis. We will provide for the necessary withholding tax, local income taxes, and U.S. federal and state income tax when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals.
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
We have elected to include amounts paid for transferable, non-refundable U.S. energy credits as income taxes paid in our table of income taxes paid. Refer to Note 6 - Income Taxes for further details.
TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of the majority of our foreign operations are their local currencies. Assets and liabilities of our foreign operations are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders’ Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented losses of $2.9 million, $2.0 million and $7.3 million in 2025, 2024 and 2023, respectively.
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

47/ATR	2025 Form 10-K

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
LEASES
We determine if an arrangement is a lease at inception. Operating lease assets are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities are included in accounts payable, accrued and other liabilities in our Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, current maturities of long-term obligations and long-term obligations in our Consolidated Balance Sheets.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Consolidated Balance Sheets, and associated payments are included in operating activities within our Consolidated Statements of Cash Flows. As of December 31, 2025 and 2024, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $32.0 million and $34.4 million, respectively.

	2025	2024
SCF obligations outstanding at the beginning of the year	$34,401	$36,309
Additions	161,090	160,847
Settlements	(163,535)	(162,755)
SCF obligations outstanding at the end of the year	$31,956	$34,401

48/ATR	2025 Form 10-K

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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We adopted this guidance in the fourth quarter of 2025 on a prospective basis. The adoption of this standard did not have a material impact on our Consolidated Financial Statements; however we have expanded disclosures. See Note 6 - Income Taxes for further discussion.
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
NOTE 2 REVENUE
In prior years, our geographic revenue disclosure was based on shipped from location. Beginning in 2024, we have started to report our geographic sales based on shipped to locations to give the reader a better understanding of the geographies we serve. Revenue by segment and geography based on shipped to locations for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$833,146	$601,861	$48,752	$253,722	$1,737,481
Beauty	795,903	230,049	163,880	119,605	1,309,437
Closures	233,510	342,392	83,773	70,588	730,263
Total	$1,862,559	$1,174,302	$296,405	$443,915	$3,777,181

49/ATR	2025 Form 10-K

	For the Year Ended December 31, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$806,606	$556,642	$47,124	$232,780	$1,643,152
Beauty	745,198	241,115	155,692	83,725	1,225,730
Closures	218,064	347,733	83,376	64,835	714,008
Total	$1,769,868	$1,145,490	$286,192	$381,340	$3,582,890

	For the Year Ended December 31, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$779,929	$495,057	$52,074	$193,933	$1,520,993
Beauty	806,963	219,760	152,963	88,011	1,267,697
Closures	218,833	336,315	84,146	59,466	698,760
Total	$1,805,725	$1,051,132	$289,183	$341,410	$3,487,450
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2025	Balance as of December 31, 2024	Increase/ (Decrease)
Contract asset (current)	$11,600	$12,571	$(971)
Contract liability (current)	74,827	64,425	10,402
Contract liability (long-term)	49,901	40,551	9,350
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during 2025 against contract liabilities is $162.1 million, including $60.9 million relating to contract liabilities at the beginning of the year. Current contract assets are included within prepaid and other, while current contract liabilities and long-term contract liabilities are included within accounts payable, accrued and other liabilities and deferred and other non-current liabilities, respectively, within our Consolidated Balance Sheets.
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

50/ATR	2025 Form 10-K

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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of December 31, 2025 or December 31, 2024.
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

51/ATR	2025 Form 10-K

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
NOTE 3 INVENTORIES
Inventories, by component net of reserves, consisted of:

	2025	2024
Raw materials	$152,574	$133,885
Work in process	194,176	161,350
Finished goods	191,095	166,572
Total	$537,845	$461,807
NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2025 by reporting segment are as follows:

	Pharma	Beauty	Closures	Total
Balance as of December 31, 2023	$508,447	$287,097	$167,874	$963,418
Foreign currency exchange effects	(20,213)	(5,811)	(1,138)	(27,162)
Balance as of December 31, 2024	$488,234	$281,286	$166,736	$936,256
Acquisitions	9,397	76,183	—	85,580
Foreign currency exchange effects	41,072	13,379	1,611	56,062
Balance as of December 31, 2025	$538,703	$370,848	$168,347	$1,077,898
We have completed the annual impairment analysis of our reporting units as of October 1, 2025. As we performed our annual goodwill impairment assessment, due to events or circumstances that were unfavorable for the Beauty segment, management determined it appropriate to calculate the fair value of the Beauty reporting unit and compare with its associated carrying amount as of October 1, 2025.
We estimated the fair value of the reporting unit based upon the present value of their estimated future cash flows. Our determination of fair value involved judgment and the use of estimates and significant assumptions related to projected revenue growth rates, projected EBITDA margins, as well as the discount rate to calculate estimated future cash flows. We believe that our assumptions used in discounting future cash flows are appropriate.
Based on our review of macroeconomic, industry, and market events and circumstances of the reporting units, as well as the overall financial performance including the discounted cash flow analysis for the Beauty reporting unit, we determined that it was more likely than not that the fair values of the reporting units were greater than their carrying amounts. No impairment was recognized during the years ended December 31, 2025, 2024 or 2023.

52/ATR	2025 Form 10-K

The table below shows a summary of intangible assets for the years ended December 31, 2025 and 2024.

		2025			2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	13.0	$19,032	$(4,016)	$15,016	$18,333	$(2,343)	$15,990
Acquired technology	10.7	157,350	(99,551)	57,799	137,444	(80,171)	57,273
Customer relationships	13.9	332,088	(177,686)	154,402	303,502	(145,772)	157,730
Trademarks and trade names	7.1	46,885	(41,726)	5,159	42,882	(36,450)	6,432
License agreements and other	25.2	32,927	(9,964)	22,963	26,318	(8,974)	17,344
Total intangible assets	14.0	$588,282	$(332,943)	$255,339	$528,479	$(273,710)	$254,769
During the year ended December 31, 2025, related to acquisitions made during the year, we purchased $31.2 million of intangibles primarily associated with the purchase of customer relationships of $17.4 million, acquired technology of $7.2 million, and other intangible assets of $6.6 million. Aggregate amortization expense for the intangible assets above for the years ended December 31, 2025, 2024 and 2023 was $45,051, $44,117 and $44,720, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2026	$45,384
2027	38,615
2028	33,964
2029	33,018
2030	29,568
2031 and thereafter	74,790
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2025.
NOTE 5 ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES
At December 31, 2025 and 2024, accounts payable, accrued and other liabilities consisted of the following:

	2025	2024
Accounts payable, principally trade	$340,563	$295,967
Accrued employee compensation costs	232,595	211,441
Customer deposits and other unearned income	74,827	64,425
Other accrued liabilities	174,928	158,163
Total	$822,913	$729,996
NOTE 6 INCOME TAXES
Income before income taxes consists of:

Years Ended December 31,	2025	2024	2023
United States	$135,913	$99,573	$49,681
International	355,465	370,192	325,144
Total	$491,378	$469,765	$374,825

53/ATR	2025 Form 10-K

The provision (benefit) for income taxes is composed of:

Years Ended December 31,	2025	2024	2023
Current tax expense (benefit):
U.S. Federal	$6,726	$10,933	$11,777
U.S. State and Local	3,735	2,744	1,300
International	100,109	103,316	97,455
Total current tax expense (benefit)	$110,570	$116,993	$110,532
Deferred tax expense (benefit):
U.S. Federal	$12,040	$(8,936)	$(10,931)
U.S. State and Local	889	(923)	(675)
International	(24,618)	(11,547)	(8,277)
Total deferred tax expense (benefit)	$(11,689)	$(21,406)	$(19,883)
Total income tax expense (benefit):
U.S. Federal	$18,766	$1,997	$846
U.S. State and Local	4,624	1,821	625
International	75,491	91,769	89,178
Total income tax expense (benefit)	$98,881	$95,587	$90,649
As further described in Note 1 – Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

Years Ended December 31,	2025
	Amount	Percent
Provision for Income taxes at U.S. federal statutory rate	$103,189	21.0%
Domestic Federal:
Tax credits	(2,115)	(0.4)%
Nontaxable and nondeductible items, net
Excess benefits from share-based compensation	(2,804)	(0.6)%
Other	382	0.1%
Cross border tax laws (1)	(3,045)	(0.6)%
Changes in valuation allowance	(300)	(0.1)%
Other	313	0.1%
Domestic state and local income taxes, net of federal effect (2)	3,179	0.6%
Foreign:
France
Rate differential	8,114	1.7%
Other	2,256	0.5%
Germany - Federal
Municipal taxes	12,781	2.6%
Other	(7,380)	(1.5)%
Brazil
Changes in valuation allowance	(8,300)	(1.7)%
Other	262	0.1%
China
Nontaxable and nondeductible items, net
Equity investment remeasurement gain	(5,394)	(1.1)%
Other	(2,129)	(0.4)%
Other Foreign Jurisdictions	2,007	0.2%
Worldwide changes in unrecognized tax benefits	(2,135)	(0.4)%
	$98,881	20.1%

54/ATR	2025 Form 10-K

(1)The Company has elected to include U.S. foreign tax credits in the Cross Border tax section.
(2)The states that contribute to the majority (greater than 50%) of the tax effect in this category include New Jersey, Illinois and California.
The Company’s effective tax rate of 20.1% for the year ended December 31, 2025 is due primarily to benefits from the release of valuation allowances as a result of our revised assessment of the realization of tax losses in Brazil and Luxembourg, excess tax benefits on deductible share-based compensation and a benefit related to the gain resulting from remeasurement of equity investments to fair value upon Aptar becoming the majority shareholder in the invested companies.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective tax rate differs from the statutory tax rate as follows:

Years Ended December 31,	2024	2023
Income tax at statutory rate	$98,651	$78,713
State income taxes, net of federal tax effect	1,439	362
Excess tax benefits from share-based compensation	(11,041)	(5,935)
Deferred tax (benefits) charges, incl. tax rate changes	2,691	(3,512)
Valuation allowance	(14,625)	158
Legal entity reorganization	—	3,630
Rate differential on earnings of foreign operations	21,357	18,917
Other items, net	(2,885)	(1,684)
Actual income tax provision	$95,587	$90,649
Effective income tax rate	20.3%	24.2%
The provision for income taxes for 2023 includes a $3.6 million charge for taxes related to legal entity reorganizations to enhance our dividend and cash management capabilities. The provision for income tax is favorably impacted by excess tax benefits on deductible share-based compensation. The tax provision for 2024 reflects a $11.0 million benefit from this item compared with a $5.9 million tax benefit for 2023. During 2024, we were able to change our previous assessment on the realization of tax losses, and our need for a valuation allowance, in various jurisdictions due to sufficient positive evidence becoming available during the year. Our revised assessment of the realization of tax losses in Luxembourg resulted in a $11.0 million net tax benefit in 2024. Our mix of earnings has an unfavorable tax rate impact since a majority of our pretax income is earned in higher tax jurisdictions.
The amount of income taxes paid were as follows:

Years Ended December 31,	2025
U.S. Federal (1)	$28,166
U.S. State and Local	5,407
Foreign
France	55,539
Germany - Federal	32,445
Germany - Muni	27,943
Other	29,851
Total Foreign	$145,778
Total income taxes paid	$179,351

(1)The Company has elected to include amounts paid for transferable, non-refundable U.S. energy credits of $17.5 million, as income taxes paid.
For the years ended December 31, 2024 and 2023, income taxes paid were $89.4 million and $112.0 million, respectively.

55/ATR	2025 Form 10-K

Significant deferred tax assets and liabilities as of December 31, 2025 and 2024 are composed of the following temporary differences:

	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$82,593	$72,766
Operating and finance leases	22,077	21,712
Share-based compensation	11,061	3,747
Vacation and bonus	15,979	16,223
U.S. capitalized research expenditures	41,338	41,956
Accrued liabilities and other reserves	10,324	9,598
Other	35,589	33,931
Total gross deferred tax assets	$218,961	$199,933
Less valuation allowance	(56,465)	(61,134)
Net deferred tax assets	$162,496	$138,799
Deferred Tax Liabilities:
Acquisition related intangibles	$52,023	$51,155
Depreciation and amortization	26,489	21,325
Operating and finance leases	22,408	22,672
Other	7,169	8,059
Total gross deferred tax liabilities	$108,089	$103,211
Net deferred tax assets	$54,407	$35,588
We evaluate the deferred tax assets and record a valuation allowance when it is believed it is more likely than not that the benefit will not be realized. We have established a valuation allowance for $51.2 million of the $82.6 million of tax effected net operating loss carryforwards. These losses are generally in locations that have not produced cumulative three year operating profit. A valuation allowance of $5.0 million has also been established against the $7.0 million of U.S. state tax credit carryforwards.
There is no expiration date on $72.8 million of the tax-effected net operating loss carryforwards and $9.8 million (tax effected) will expire in the years 2026 to 2045. The U.S. state tax credit carryforwards of $7.0 million (tax effected) will expire in the years 2026 to 2039.
None of the earnings accumulated outside of the U.S. will be subject to U.S. taxation under the current U.S. federal income tax laws. We maintain our assertion that all other cash and distributable reserves at our non-U.S. affiliates will continue to be indefinitely reinvested, with the exception of $160.0 million of 2025 earnings in France, all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia. We estimate the amount of additional local income tax and withholding tax that would be payable on distributions to be in the range of $20.0 million to $25.0 million if earnings accumulated outside the U.S. are repatriated to the U.S.
Income Tax Uncertainties
We provide a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2025	2024	2023
Balance at January 1	$5,792	$5,942	$6,919
Increases based on tax positions for the current year	400	300	985
Increases (Decreases) based on tax positions of prior years	3,759	107	(997)
Settlements	(301)	(127)	(901)
Lapse of statute of limitations	(720)	(430)	(64)
Balance at December 31	$8,930	$5,792	$5,942
As of December 31, 2025, the total amount of unrecognized tax benefits was $8.9 million, which if recognized, would favorably impact our effective tax rate.

56/ATR	2025 Form 10-K

We recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. As of December 31, 2025, 2024 and 2023, we had approximately $4.0 million, $3.6 million and $3.4 million, respectively, accrued for the payment of interest and penalties, of which approximately $0.4 million, $0.2 million and $0.2 million was recognized in income tax expense for the years ended December 31, 2025, 2024 and 2023, respectively.
Aptar or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2022-2025
United States — State	2021-2025
France	2022-2025
Germany	2023-2025
Italy	2019-2025
China	2015-2025
NOTE 7 DEBT
Short-term obligations
At December 31, 2025 and 2024, our short term obligations, revolving credit facility and overdrafts consisted of the following:

	2025	2024
Short-term obligations 1.50% to 3.00%	$31,314	$—
Revolving credit facility 2.96%	152,633	176,035
	$183,947	$176,035
The short-term obligations of $31.3 million were acquired as part of the BTY acquisition and bear interest at rates ranging from 1.5% to 3.0%. These obligations have contractual maturities of less than one year and are therefore classified as short-term obligations within the Consolidated Balance Sheets.
We have a revolving credit facility (the "revolving credit facility") with a syndicate of banks that provides us with unsecured financing of up to $600.0 million, which may be increased by up to $300.0 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and could be drawn in various currencies including USD, EUR, GBP, and CHF. On July 2, 2024, we entered into a new amended and restated agreement (the "amended revolving credit facility") that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of December 31, 2025, €130.0 million ($152.6 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2024, we utilized €170.0 million ($176.0 million) under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
There are no compensating balance requirements associated with our amended revolving credit facility. Each borrowing under the amended revolving credit facility will bear interest at rates based on SOFR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The amended revolving credit facility also provides mechanics relating to a transition away from designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the amended revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the amended revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. We incurred approximately $10.1 million and $9.5 million in interest and fees related to our credit facility and money market borrowing arrangement during 2025 and 2024, respectively.
Average borrowings under the amended revolving credit facility and money market borrowing arrangement were $237.7 million and $170.6 million for 2025 and 2024, respectively. The average annual interest rate on the amended revolving credit facility and money market borrowing arrangement was 3.9% and 5.1% for 2025 and 2024, respectively.
We also have an unsecured money market borrowing arrangement to provide short term financing of up to $30.0 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of December 31, 2025 or December 31, 2024.

57/ATR	2025 Form 10-K

Long-Term Obligations
On November 20, 2025, we issued $600.0 million aggregate principal amount of 4.75% Senior Notes due March 2031 in an underwritten public offering. The form and terms of the notes were established pursuant to an Indenture, dated as of March 7, 2022, as amended and supplemented by a Second Supplemental Indenture, dated as of November 20, 2025, each between the Company and U.S. Bank Trust Company, National Association, as trustee. Interest is payable semi-annually in arrears. The notes are unsecured obligations and rank equally in right of payment with all of our other existing and future senior, unsecured indebtedness.
On December 16, 2025, we repaid in full the $125.0 million 3.6% Senior Notes that were due in December 2025.
On February 26, 2024, we repaid in full the $100.0 million 3.49% Senior Unsecured Notes that were due in February 2024. On July 19, 2024, we repaid in full the €200.0 million 1.17% Senior Unsecured Notes that were due in July 2024. On September 5, 2024, we repaid in full the $50.0 million 3.4% Senior Unsecured Notes that were due in September 2024.
At December 31, 2025 and 2024, our long-term obligations consisted of the following:

	December 31, 2025	December 31, 2024
Notes payable 0.00% – 8.35%, due in monthly and annual installments through 2035	$17,051	$15,135
Senior unsecured notes 3.6%, due in 2025	—	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Term loan 4.9% floating, due in 2027	141,100	166,000
Senior unsecured notes 4.8%, due in 2031, net of discount of $0.5 million	599,512	—
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.6 million	399,361	399,258
Finance Lease Liabilities	25,339	23,753
Unamortized debt issuance costs	(8,346)	(3,830)
	$1,299,017	$850,316
Current maturities of long-term obligations	(159,584)	(162,250)
Total long-term obligations	$1,139,433	$688,066
On July 2, 2024, we entered into a term loan with a syndicate of banks (the "Term Loan"). The Term Loan matures in July 2027. As of December 31, 2025 and 2024, $141.1 million and $166.0 million, respectively, was utilized under the Term Loan facility.
The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 8, due annually for the next five years and thereafter are:

2026	$156,528
2027	116,565
2028	959
2029	109
2030	55
Thereafter	1,007,808
Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2025
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.38 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.07 to 1.00

(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

58/ATR	2025 Form 10-K

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
The components of lease expense for the years ended December 31, 2025 and 2024 were as follows:

Year Ended December 31,	2025	2024
Operating lease cost	$22,714	$20,061

Finance lease cost:
Amortization of right-of-use assets	$7,778	$6,803
Interest on lease liabilities	1,226	1,192
Total finance lease cost	$9,004	$7,995

Short-term lease and variable lease costs	$21,938	$20,149
Supplemental cash flow information related to leases was as follows:

Year Ended December 31,	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,387	$20,376
Operating cash flows from finance leases	1,367	1,289
Financing cash flows from finance leases	3,706	3,054

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,135	$33,726
Finance leases	4,791	1,705

59/ATR	2025 Form 10-K

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$65,698	$64,213

Accounts payable, accrued and other liabilities	$17,745	$17,015
Operating lease liabilities	47,940	49,716
Total operating lease liabilities	$65,685	$66,731

Finance Leases
Property, plant and equipment, gross	$57,610	$50,319
Accumulated depreciation	(28,588)	(20,103)
Property, plant and equipment, net	$29,022	$30,216

Current maturities of long-term obligations, net of unamortized debt issuance cost	$3,303	$3,563
Long-term obligations, net of unamortized debt issuance cost	22,036	20,190
Total finance lease liabilities	$25,339	$23,753

Weighted Average Remaining Lease Term (in years)
Operating leases	5.1	4.7
Finance leases	4.8	4.9

Weighted Average Discount Rate
Operating leases	5.69%	5.77%
Finance leases	4.95%	5.12%
Maturities of lease liabilities as of December 31, 2025, were as follows:

	Operating Leases	Finance Leases
Year 1	$20,903	$4,532
Year 2	17,176	7,727
Year 3	11,020	2,994
Year 4	7,750	8,015
Year 5	5,510	1,098
Thereafter	17,000	4,532
Total lease payments	79,359	28,898
Less imputed interest	(13,674)	(3,559)
Total	$65,685	$25,339
As of December 31, 2025, we have additional operating leases that have not yet commenced of $0.3 million and no finance leases that have not yet commenced. These operating leases will commence in 2026 with lease terms of 3 to 4 years.
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

60/ATR	2025 Form 10-K

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
The following table presents the changes in the benefit obligations and plan assets for the most recent two years for our domestic and foreign plans.

	Domestic Plans		Foreign Plans
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$175,194	$186,013	$104,196	$104,757
Service cost	7,931	9,462	6,711	6,492
Interest cost	9,563	8,968	3,868	3,488
Plan Amendment	—	—	—	(17)
Curtailment/Settlement	—	—	(1,298)	(1,385)
Actuarial (gain) loss	2,699	(18,156)	(7,600)	1,370
Benefits paid	(13,726)	(11,093)	(3,798)	(3,776)
Foreign currency translation adjustment (loss) gain	—	—	13,466	(6,733)
Benefit obligation at end of year	$181,661	$175,194	$115,545	$104,196

	Domestic Plans		Foreign Plans
	2025	2024	2025	2024
Change in plan assets:
Fair value of plan assets at beginning of year	$180,761	$173,735	$71,250	$72,434
Actual return on plan assets	24,437	17,624	942	3,605
Employer contribution	10,898	495	1,431	3,580
Benefits paid	(13,726)	(11,093)	(3,798)	(3,776)
Foreign currency translation adjustment	—	—	9,392	(4,593)
Fair value of plan assets at end of year	$202,370	$180,761	$79,217	$71,250
Funded status at end of year	$20,709	$5,567	$(36,328)	$(32,946)
The following table presents the funded status amounts recognized in our Consolidated Balance Sheets as of December 31, 2025 and 2024.

	Domestic Plans		Foreign Plans
	2025	2024	2025	2024
Non-current assets	$36,881	$19,739	$3,668	$3,648
Current liabilities	(670)	(546)	(111)	(46)
Non-current liabilities	(15,502)	(13,626)	(39,885)	(36,548)
	$20,709	$5,567	$(36,328)	$(32,946)
The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive (gain) loss as of December 31, 2025 and 2024.

	Domestic Plans		Foreign Plans
	2025	2024	2025	2024
Net actuarial (gain) loss	$(30,065)	$(21,495)	$8,462	$16,201
Net prior service cost	—	—	(616)	(531)
Tax effects	8,797	6,713	(4,659)	(6,413)
	$(21,268)	$(14,782)	$3,187	$9,257

61/ATR	2025 Form 10-K

Changes in benefit obligations and plan assets recognized in other comprehensive income in 2025, 2024 and 2023 are as follows:

	Domestic Plans
	2025	2024	2023
Current year actuarial gain (loss)	$9,058	$23,318	$(5,161)
Amortization of net (gain) loss	(488)	—	—
	$8,570	$23,318	$(5,161)

	Foreign Plans
	2025	2024	2023
Current year actuarial gain (loss)	$6,370	$(47)	$(5,315)
Current year prior service cost	—	20	1,135
Transfer Prior service Cost	(16)	—	—
Transfer actuarial gain (loss)	121	(694)	124
Amortization of net loss	1,248	201	914
Amortization of prior service cost	101	349	177
	$7,824	$(171)	$(2,966)
Components of net periodic benefit cost:

	Domestic Plans
	2025	2024	2023
Service cost	$7,931	$9,462	$9,638
Interest cost	9,563	8,968	8,631
Expected return on plan assets	(12,743)	(12,463)	(12,378)
Amortization of net (gain) loss	(488)	—	—
Net periodic benefit cost	$4,263	$5,967	$5,891

	Foreign Plans
	2025	2024	2023
Service cost	$6,711	$6,492	$5,915
Interest cost	3,868	3,488	3,642
Expected return on plan assets	(2,440)	(2,243)	(2,340)
Amortization of net loss	1,248	201	914
Amortization of prior service cost	101	349	177
Net periodic benefit cost	$9,488	$8,287	$8,308
Curtailment	(1,197)	(2,205)	(1)
Total Net periodic benefit cost	$8,291	$6,082	$8,307
During the years ended December 31, 2025 and 2024, pension curtailment accounting was triggered as a result of restructuring in one of our entities in Europe. The remeasurement of the pension obligations resulted in a decrease of $0.1 million and $1.9 million, respectively. The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Consolidated Statements of Income.
The accumulated benefit obligation (“ABO”) for our domestic defined benefit pension plans was $168.5 million and $163.4 million at 2025 and 2024, respectively. The ABO for our foreign defined benefit pension plans was $90.6 million and $80.2 million at December 31, 2025 and 2024, respectively.

62/ATR	2025 Form 10-K

The following table provides the projected benefit obligation (“PBO”), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2025 and 2024.

	Domestic Plans		Foreign Plans
	2025	2024	2025	2024
Projected benefit obligation	$16,173	$14,172	$87,278	$77,645
Accumulated benefit obligation	14,226	12,412	62,608	54,460
Fair value of plan assets	—	—	47,410	41,238
The following table provides the PBO, ABO and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2025 and 2024.

	Domestic Plans		Foreign Plans
	2025	2024	2025	2024
Projected benefit obligation	$16,173	$14,172	$87,278	$81,273
Accumulated benefit obligation	14,226	12,412	62,608	57,494
Fair value of plan assets	—	—	47,410	44,676
Assumptions:

	Domestic Plans			Foreign Plans
	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.63%	5.60%	4.95%	3.90%	3.33%	3.20%
Rate of compensation increase	3.27%	3.24%	3.24%	3.20%	3.21%	3.20%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.60%	4.95%	5.15%	3.30%	3.32%	3.69%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	3.23%	3.22%	3.23%
Rate of compensation increase	3.27%	3.24%	3.20%	3.20%	3.21%	3.20%
We develop the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.
In order to determine the 2026 net periodic benefit cost, we expect to use the December 31, 2025 discount rates, December 31, 2025 rates of compensation increase assumptions and the same assumed long-term returns on domestic and foreign plan assets used for the 2025 net periodic benefit cost.

63/ATR	2025 Form 10-K

Our domestic and foreign pension plan weighted-average asset allocations at December 31, 2025 and 2024 by asset category are as follows:
Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2025	2024	2025	2024
Equity securities	50%	50%	2%	3%
Fixed income securities	25%	25%	1%	1%
Corporate debt securities	—	—	3%	2%
Infrastructure	7%	8%	—	—
Hedge funds	11%	11%	—	—
Money market	3%	2%	—%	—%
Investment Funds	—	—	94%	94%
Real estate	4%	4%	—	—
Total	100%	100%	100%	100%
Our investment strategy for our domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2026 is 64% equity securities and 36% fixed income securities and infrastructure. The foreign plan target allocation for 2026 is 100% investment funds.
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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

64/ATR	2025 Form 10-K

	Domestic Fair Value Measurement at December 31, 2025				Foreign Fair Value Measurement at December 31, 2025
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$5,240	$5,240	$—	$—	$659	$659	$—	$—
USD	—	5,240	—	—	—	—	—	—
EUR	—	—	—	—	—	653	—	—
Others	—	—	—	—	—	6	—	—
Equity Securities (a)	$91,509	$91,509	$—	$—	$1,205	$1,205	$—	$—
U.S. Large Cap Equities	—	52,466	—	—	—	—	—	—
U.S. Small Cap Equities	—	11,019	—	—	—	—	—	—
International Equities	—	28,024	—	—	—	1,205	—	—
Fixed Income (a)(b)	$33,029	$33,029	$—	$—	$586	$586	$—	$—
Corporate debts securities	$—	$—	$—	$—	$2,029	$2,029	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	2,029	—	—
Investment Funds	$—	$—	$—	$—	$74,738	$23,352	$51,386	$—
Mutual Funds in Equities (a)	—	—	—	—	—	4,718	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	14,854	—	—
Mutual Funds Diversified (a)(b)	—	—	—	—	—	3,780	51,386	—
Total Investments in Fair Value Hierarchy	$129,778	$129,778	$—	$—	$79,217	$27,831	$51,386	$—
Investments at Net Asset Value per Share	72,592	—	—	—	—	—	—	—
Total Investments	$202,370	$129,778	$—	$—	$79,217	$27,831	$51,386	$—

65/ATR	2025 Form 10-K

	Domestic Fair Value Measurement at December 31, 2024				Foreign Fair Value Measurement at December 31, 2024
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$3,054	$3,054	$—	$—	$275	$275	$—	$—
USD	—	3,054	—	—	—	—	—	—
EUR	—	—	—	—	—	269	—	—
Others	—	—	—	—	—	6	—	—
Equity Securities (a)	$78,234	$78,234	$—	$—	$1,873	$1,873	$—	$—
U.S. Large Cap Equities	—	45,294	—	—	—	—	—	—
U.S. Small Cap Equities	—	10,363	—	—	—	—	—	—
International Equities	—	22,577	—	—	—	1,873	—	—
Fixed Income (a)(b)	$28,526	$28,526	$—	$—	$562	$562	$—	$—
Corporate debts securities	$—	$—	$—	$—	$1,213	$1,213	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	1,213	—	—
Investment Funds	$—	$—	$—	$—	$67,327	$24,377	$42,950	$—
Mutual Funds in Equities (a)	—	—	—	—	—	5,781	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	14,634	—	—
Mutual Funds Diversified (a)(b)	—	—	—	—	—	3,962	42,950	—
Total Investments in Fair Value Hierarchy	$109,814	$109,814	$—	$—	$71,250	$28,300	$42,950	$—
Investments at Net Asset Value per Share	70,947	—	—	—	—	—	—	—
Total Investments	$180,761	$109,814	$—	$—	$71,250	$28,300	$42,950	$—

(a)Based on third party quotation from financial institution.
(b)Based on observable market transactions.
Contributions
Although we have no minimum funding requirement, discretionary cash contributions to fund pension costs accrued under our domestic plans are generally at least equal to the minimum funding amounts required by ERISA. We contributed $10.0 million to our domestic defined benefit plan in 2025. We do not plan to contribute to our domestic defined benefit plans in 2026. For the supplemental executive retirement plan (SERP), $0.9 million company paid benefits were made in 2025, and an expected $0.7 million are to be made in 2026. Contributions to fund pension costs accrued under our foreign plans are made in accordance with local laws or at our discretion. We contributed approximately $1.4 million to our foreign defined benefit plan in 2025 and expect to contribute approximately $1.6 million in 2026.
Estimated Future Benefit Payments
As of December 31, 2025, we expect the plans to make the following estimated benefit payments relating to our defined benefit plans over the next 10 years:

	Domestic Plans	Foreign Plans
2026	$10,665	$5,803
2027	11,753	4,259
2028	12,151	5,015
2029	13,488	6,601
2030	13,802	6,663
2031 - 2035	77,102	54,622

66/ATR	2025 Form 10-K

Other Plans
We have a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from our principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $16.2 million and $14.2 million at December 31, 2025 and 2024, respectively. This amount is included in the liability for domestic plans shown above.
We have a defined contribution 401(k) employee savings plan ("401(k) plan") available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2025, 2024 and 2023, total contributions made to these plans were approximately $5.4 million, $5.0 million and $5.0 million, respectively. As discussed above, domestic employees hired after December 31, 2020 will no longer be eligible for the pension plans and will instead receive an annual Aptar Retirement Savings Account contribution of 5% of their eligible earnings in the 401(k) plan. For the years ended December 31, 2025, 2024 and 2023, total contributions for these eligible employees was approximately $4.2 million, $3.3 million and $2.7 million, respectively.
We have several foreign defined contribution plans, which require us to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2025, 2024 and 2023, total contributions made to these plans were approximately $3.2 million, $3.0 million and $3.1 million, respectively.
We have no additional postretirement or postemployment benefit plans.
NOTE 10 ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in Accumulated Other Comprehensive Income/(Loss) by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2022	$(328,740)	$(5,951)	$(6,675)	$(341,366)
Other comprehensive income (loss) before reclassifications	48,658	(6,711)	(10,086)	31,861
Amounts reclassified from accumulated other comprehensive income	—	771	—	771
Net current-period other comprehensive income (loss)	48,658	(5,940)	(10,086)	32,632
Balance - December 31, 2023	$(280,082)	$(11,891)	$(16,761)	$(308,734)
Other comprehensive (loss) income before reclassifications	(145,967)	17,043	7,813	(121,111)
Amounts reclassified from accumulated other comprehensive income	—	370	—	370
Net current-period other comprehensive (loss) income	(145,967)	17,413	7,813	(120,741)
Balance - December 31, 2024	$(426,049)	$5,522	$(8,948)	$(429,475)
Other comprehensive income (loss) before reclassifications	246,158	11,960	(15,621)	242,497
Amounts reclassified from accumulated other comprehensive income	—	596	—	596
Net current-period other comprehensive income (loss)	246,158	12,556	(15,621)	243,093
Balance - December 31, 2025	$(179,891)	$18,078	$(24,569)	$(186,382)
Reclassifications Out of Accumulated Other Comprehensive Income/(Loss):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line in the Statement Where Net Income is Presented
Year Ended December 31,	2025	2024	2023

Defined Benefit Pension Plans
Amortization of net loss	$760	$201	$914	(1)
Amortization of prior service cost	101	349	177	(1)
	861	550	1,091	Total before tax
	(265)	(180)	(320)	Tax benefit
	$596	$370	$771	Net of tax
Total reclassifications for the period	$596	$370	$771

(1)These accumulated other comprehensive income components are included in the computation of total net periodic benefit costs, net of tax (see Note 9 - Retirement and Deferred Compensation Plans for additional details).

67/ATR	2025 Form 10-K

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
Net Investment Hedge
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our foreign subsidiaries. A weakening U.S. dollar relative to foreign currencies has an additive effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. In some cases we maintain debt in these subsidiaries to offset the net asset exposure. In the event we plan on a full or partial liquidation of any of our foreign subsidiaries where our net investment is likely to be monetized, we will consider hedging the currency exposure associated with such a transaction.
On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203.0 million of the $400.0 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203.0 million of fixed-rate 3.60% USD debt to €200.0 million of fixed-rate 2.5224% EUR debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200.0 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. As of December 31, 2025, the fair value of the cross currency swap was a $32.5 million liability. The swap agreement will mature on September 15, 2029.
Other
As of December 31, 2025, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.6 million in accounts payable, accrued and other liabilities in the Consolidated Balance Sheets. All forward exchange contracts outstanding as of December 31, 2025 had an aggregate notional contract amount of $91.8 million.

68/ATR	2025 Form 10-K

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024
		December 31, 2025		December 31, 2024
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$298	$—	$572
		$—	$298	$—	$572

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$632	$—	$622
Cross Currency Swap Contract (1)	Deferred and other non-current liabilities	32,542	—	11,851	—
		$32,542	$632	$11,851	$622

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2025 and December 31, 2024
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2025	2024		2025	2024
Cross currency swap contract:
Foreign exchange component	$(15,621)	$7,813	Miscellaneous, net	$—	$—	$(2,027)
	$(15,621)	$7,813		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income for the Fiscal Years Ended December 31, 2025 and December 31, 2024
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2025	2024
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(314)	$(190)
		$(314)	$(190)

69/ATR	2025 Form 10-K

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
Description
December 31, 2025
Derivative Assets	$298	$—	$298	$—	$—	$298
Total Assets	$298	$—	$298	$—	$—	$298

Derivative Liabilities	$33,174	$—	$33,174	$—	$—	$33,174
Total Liabilities	$33,174	$—	$33,174	$—	$—	$33,174

December 31, 2024
Derivative Assets	$572	$—	$572	$—	$—	$572
Total Assets	$572	$—	$572	$—	$—	$572

Derivative Liabilities	$12,473	$—	$12,473	$—	$—	$12,473
Total Liabilities	$12,473	$—	$12,473	$—	$—	$12,473

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of December 31, 2025, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,503	$2,503	$—	$—
Foreign exchange contracts (2)	298	—	298	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$8,451	$2,503	$298	$5,650
Liabilities
Foreign exchange contracts (2)	$632	$—	$632	$—
Cross currency swap contract (2)	32,542	—	32,542	—
Contingent consideration obligation	3,983	—	—	3,983
Total liabilities at fair value	$37,157	$—	$33,174	$3,983

70/ATR	2025 Form 10-K

As of December 31, 2024, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,986	$2,986	$—	$—
Foreign exchange contracts (2)	572	—	572	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$9,208	$2,986	$572	$5,650
Liabilities
Foreign exchange contracts (2)	$622	$—	$622	$—
Cross currency swap contract (2)	11,851	—	11,851	—
Total liabilities at fair value	$12,473	$—	$12,473	$—

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
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.09 billion and $624.7 million as of December 31, 2025 and December 31, 2024, respectively.
As discussed in Note 19 - Acquisitions, as part of the Sommaplast acquisition, we are also obligated to pay to the shareholders of Sommaplast certain contingent consideration based on 2025 and 2026 cumulative financial performance metrics as defined in the purchase agreement. We consider these obligations a Level 3 liability. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $4.0 million utilizing a Monte Carlo valuation model.
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2024	$—
Acquisition	3,983
Balance, December 31, 2025	$3,983
NOTE 13 COMMITMENTS AND CONTINGENCIES
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
Purchase Commitments
We have various purchase commitments for raw materials, supplies, and property and equipment obtained in the normal course of business. As of December 31, 2025, we have unconditional purchase commitments of approximately $56.2 million of which the majority relate to open purchase orders for fixed assets over the next three years, for which no liabilities have been recorded.

71/ATR	2025 Form 10-K

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
Other Contingencies
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2025.
A fire caused damage to our facility in Annecy, France in June 2016. We were insured for the damages caused by the fire, including business interruption insurance. In 2022, we filed a lawsuit against the insurance company to recover a part of our claim. We reached a settlement with the insurance company during the fourth quarter of 2023 for $6.6 million, which is recorded in miscellaneous (expense) income, net in our Consolidated Statements of Income.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $11.0 million in principal and $22.0 million to $23.0 million for interest and penalties. We are currently defending our position with respect to these claims in the respective administrative procedures. Due to uncertainty in the probability of settlement and the timing of our appeal, no liability is recorded as of December 31, 2025.
We will continue to evaluate these liabilities periodically based on available information, including the progress of remedial investigations, the status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs and penalties among potentially responsible parties.
NOTE 14 STOCK REPURCHASE PROGRAM
On October 10, 2024, we announced a share repurchase authorization of up to $500.0 million of common stock. Subsequent to year end, the 2024 authorization was superseded on February 3, 2026, when the Board approved a new share repurchase authorization of up to $600.0 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
In 2025, 2024 and 2023, we repurchased approximately 2.7 million, 433 thousand and 399 thousand shares, respectively, of our outstanding common stock at a total cost of $365.0 million, $68.6 million and $47.6 million, respectively. As of December 31, 2025, there was $97.7 million of authorized share repurchases available to us.

72/ATR	2025 Form 10-K

NOTE 15 CAPITAL STOCK
We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares			Treasury Shares
	2025	2024	2023	2025	2024	2023
Balance at the beginning of the year	72,466,548	71,679,658	70,848,810	6,015,772	5,775,295	5,555,027
Employee option exercises	171,648	629,541	679,878	(144,288)	(192,123)	(178,326)
Director option exercises	—	6,500	—	—	—	—
Restricted stock vestings	190,317	150,849	150,970	—	—	—
Common stock repurchases	—	—	—	2,744,260	432,600	398,594
Balance at the end of the year	72,828,513	72,466,548	71,679,658	8,615,744	6,015,772	5,775,295
The cash dividends paid on the common stock for the years ended December 31, 2025, 2024 and 2023 aggregated $120.8 million, $114.1 million and $103.7 million, respectively.
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

Year Ended December 31,	2025	2024	2023
Fair value per stock award	$154.20	$145.79	$116.17
Grant date stock price	$147.84	$141.00	$111.38
Assumptions:
Aptar's stock price expected volatility	17.70%	18.80%	20.00%
Expected average volatility of peer companies	34.10%	34.80%	39.70%
Correlation assumption	31.00%	30.70%	33.30%
Risk-free interest rate	4.03%	4.51%	3.83%
Dividend yield assumption	1.22%	1.16%	1.36%

73/ATR	2025 Form 10-K

A summary of RSU activity as of December 31, 2025, and changes during the period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	277,245	$123.28	513,226	$127.17
Granted	96,240	144.48	207,167	147.38
Vested	(145,504)	117.97	(214,235)	131.12
Forfeited	(12,548)	129.24	(71,280)	124.02
Nonvested at December 31, 2025	215,433	$135.89	434,878	$135.31
Included in the December 31, 2025 time-based RSU activity are 9,805 units granted to non-employee directors and 10,208 units vested related to non-employee directors.

Year Ended December 31,	2025	2024	2023
Compensation expense (included in SG&A)	$33,259	$37,529	$34,454
Compensation expense (included in Cost of sales)	3,271	3,052	2,561
Compensation expense	$36,530	$40,581	$37,015
Fair value of units vested	43,605	36,313	29,100
Intrinsic value of units vested	54,076	40,083	33,914
The actual tax benefit realized for the tax deduction from RSUs was approximately $9.9 million, $7.6 million and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $42.2 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted average period of 1.7 years.
Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted for employees in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $36.91 and $36.07 per share, respectively, for all employees during 2025 and 2024. The weighted-average fair value of stock options granted under the stock awards plans were $19.84 and $24.23 per share for executive officers and all other employees, respectively, during 2023. In 2023, Aptar executive officers received stock options with an exercise price that was 110% of the closing market price on the date of grant. The exercise price of the options granted in 2024 was $141.00. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Year Ended December 31,	2025	2024	2023
Dividend Yield	1.17%	1.28%	1.41%
Expected Stock Price Volatility	17.66%	17.03%	16.55%
Risk-free Interest Rate	4.21%	4.51%	3.57%
Expected Life of Option (years)	7.0	7.0	7.0

74/ATR	2025 Form 10-K

A summary of option activity under our stock plans as of December 31, 2025, and changes during the period then ended is presented below:

	Stock Awards Plans
	Options	Weighted Average Exercise Price
Outstanding, January 1, 2025	1,663,307	$93.69
Granted	226,187	147.84
Exercised	(250,188)	75.64
Forfeited or expired	(30,808)	128.35
Outstanding at December 31, 2025	1,608,498	$103.45
Exercisable at December 31, 2025	1,140,413	$88.82
Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2025	4.3
Exercisable at December 31, 2025	2.6
Aggregate Intrinsic Value:
Outstanding at December 31, 2025	$39,920
Exercisable at December 31, 2025	$39,351
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2025	$17,809
December 31, 2024	$57,259
December 31, 2023	$38,706

Year Ended December 31,	2025	2024	2023
Compensation expense (included in SG&A)	$6,729	$6,381	$3,929
Compensation expense (included in Cost of sales)	682	688	349
Compensation expense, Total	$7,411	$7,069	$4,278
Compensation expense, net of tax	7,241	6,880	4,278
Grant date fair value of options vested	5,204	2,320	2,663
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises was approximately $18.9 million, $54.8 million and $54.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $4.4 million, $13.2 million and $9.1 million in the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $4.5 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 1.8 years.
NOTE 17 EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2025, 2024 and 2023 are as follows:

75/ATR	2025 Form 10-K

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2025
Basic EPS
Income available to common stockholders	$392,789	65,740	$5.97
Effect of Dilutive Securities
Stock options		497
Restricted stock		488
Diluted EPS
Income available to common stockholders	$392,789	66,725	$5.89
For the Year Ended December 31, 2024
Basic EPS
Income available to common stockholders	$374,541	66,334	$5.65
Effect of Dilutive Securities
Stock options		765
Restricted stock		592
Diluted EPS
Income available to common stockholders	$374,541	67,691	$5.53
For the Year Ended December 31, 2023
Basic EPS
Income available to common stockholders	$284,487	65,616	$4.34
Effect of Dilutive Securities
Stock options		874
Restricted stock		415
Diluted EPS
Income available to common stockholders	$284,487	66,905	$4.25
NOTE 18 SEGMENT INFORMATION
We are organized into three reporting segments. Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Pharma segment. Operations that sell dispensing systems and sealing solutions to the fragrance, facial skincare, color cosmetics, personal care and home care markets form our Beauty segment. Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and other markets form our Closures segment. The Pharma and Beauty segments are named for the markets they serve with multiple product platforms, while the Closures segment is named primarily for a single product platform that serves all available markets.
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

76/ATR	2025 Form 10-K

Financial information regarding our reporting segments is shown below:

In thousands
Year Ended December 31,	2025	2024	2023
Total Sales:
Pharma	$1,738,470	$1,644,012	$1,521,837
Beauty	1,338,138	1,252,904	1,297,477
Closures	736,943	721,564	706,847
Total Sales	$3,813,551	$3,618,480	$3,526,161
Less: Intersegment Sales:
Pharma	$989	$860	$844
Beauty	28,701	27,174	29,780
Closures	6,680	7,556	8,087
Total Intersegment Sales	$36,370	$35,590	$38,711
Net Sales:
Pharma	$1,737,481	$1,643,152	$1,520,993
Beauty	1,309,437	1,225,730	1,267,697
Closures	730,263	714,008	698,760
Net Sales	$3,777,181	$3,582,890	$3,487,450
Less:
Cost of Sales (exclusive of depreciation and amortization):
Pharma	885,928	834,595	797,542
Beauty	965,316	884,433	922,223
Closures	523,939	511,409	507,866
Selling, Research & Development and Administrative:
Pharma	252,946	241,357	221,808
Beauty	194,246	183,903	192,831
Closures	91,921	89,913	87,930
Other Segment Items:
Pharma	(9,039)	(1,171)	(990)
Beauty	(8,896)	(2,515)	(11,073)
Closures	(2,074)	(1,456)	(729)
Adjusted EBITDA (1):
Pharma	$607,646	$568,371	$502,633
Beauty	158,771	159,909	163,716
Closures	116,477	114,142	103,693
Adjusted EBITDA for Reportable Segments	$882,894	$842,422	$770,042
Corporate & Other, unallocated	(67,792)	(67,498)	(62,320)
Acquisition-related costs (2)	(3,253)	(140)	(480)
Restructuring Initiatives (3)	(9,837)	(13,002)	(45,004)
Curtailment gain related to restructuring initiatives (4)	115	1,851	—
Net unrealized investment (loss) gain (5)	(483)	1,713	(2,775)
Gain from remeasurement of equity method investment (6)	26,518	—	—
Other special items (7)	(8,360)	—	—
Depreciation and amortization	(287,363)	(263,784)	(248,593)
Interest Expense	(52,737)	(43,898)	(40,418)
Interest Income	11,676	12,101	4,373
Income before Income Taxes	$491,378	$469,765	$374,825

77/ATR	2025 Form 10-K

In thousands
Year Ended December 31,	2025	2024	2023
Depreciation and Amortization:
Pharma	$136,111	$120,429	$109,365
Beauty	91,066	82,931	83,399
Closures	56,716	57,326	52,095
Depreciation and Amortization for Reportable Segments	283,893	260,686	244,859
Corporate & Other	3,470	3,098	3,734
Depreciation and Amortization	$287,363	$263,784	$248,593
Capital Expenditures:
Pharma	$143,068	$148,261	$196,083
Beauty	68,193	64,571	83,872
Closures	50,968	45,766	52,160
Capital Expenditures for Reportable Segments	262,229	258,598	332,115
Corporate & Other	11,889	23,630	14,729
Transfer of Corporate Expenditures (8)	(3,699)	(5,747)	(34,502)
Capital Expenditures	$270,419	$276,481	$312,342
Total Assets:
Pharma	$2,283,609	$2,057,586	$2,111,779
Beauty	1,691,850	1,392,491	1,412,203
Closures	799,403	746,127	765,930
Total Assets for Reportable Segments	4,774,862	4,196,204	4,289,912
Corporate & Other	477,857	236,074	161,978
Total Assets	$5,252,719	$4,432,278	$4,451,890

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
(3)Restructuring Initiatives includes expense items for the years ended December 31, 2025, 2024 and 2023 as follows (see Note 21 – Restructuring Initiatives for further details):

In thousands
Year Ended December 31,	2025	2024	2023
Restructuring Initiatives by Plan:
Optimization initiative	$9,837	$13,019	$45,445
Prior year initiatives	—	(17)	(441)
Total Restructuring Initiatives	$9,837	$13,002	$45,004

Restructuring Initiatives by Segment:
Pharma	$1,080	$589	$4,852
Beauty	4,469	8,041	20,683
Closures	3,566	3,835	17,927
Corporate & Other	722	537	1,542
Total Restructuring Initiatives	$9,837	$13,002	$45,004
(4)The curtailment gain is included in the line miscellaneous income (expense), net in the Consolidated Statements of Income (see Note 9 - Retirement and Deferred Compensation Plans).
(5)Net unrealized investment (loss) gain represents the change in fair value of our investment in PCT (see Note 20 – Investment in Equity Securities for further details).

78/ATR	2025 Form 10-K

(6)The gain on remeasurement of equity method investment represents the remeasurement of our previously held minority equity interest in BTY at fair value (see Note 19 – Acquisitions for further details).
(7)Other special items includes costs related to non-ordinary-course litigation regarding the matters disclosed under "Legal Proceedings" within Note 13 – Commitments and Contingencies, as these costs do not reflect our core operating performance.
(8)The transfer of corporate expenditures represents amounts of projects managed by corporate for the benefit of specific entities within each segment. Once the projects are complete, all related costs are allocated from corporate to and paid by the appropriate entity and the associated assets are then depreciated at the entity level. The increase in 2023 relates to a project build in Suzhou, China.
Geographic Information
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Net Sales to Unaffiliated Customers (1):
United States	$1,071,430	$1,037,968	$949,248
Europe:
France	513,281	499,795	541,333
Germany	163,913	169,891	160,812
Italy	201,895	180,101	200,817
Spain	195,405	171,779	175,101
Other Europe	788,065	748,302	727,662
Total Europe	1,862,559	1,769,868	1,805,725
China	194,406	155,502	146,026
Other Foreign Countries	648,786	619,552	586,451
Total	$3,777,181	$3,582,890	$3,487,450
Property, Plant and Equipment, Net
United States	$346,879	$349,255	$357,729
Europe:
France	590,775	527,570	550,738
Germany	266,695	229,637	225,860
Italy	51,178	44,087	42,240
Other Europe	96,765	66,546	63,864
Total Europe	1,005,413	867,840	882,702
China	165,598	105,613	112,017
Other Foreign Countries	158,589	124,442	125,615
Total	$1,676,479	$1,447,150	$1,478,063

(1)Sales are attributed to countries based upon shipped to location.
No single customer or group of affiliated customers represents greater than 4%, 4% and 5% of our net sales in 2025, 2024 or 2023, respectively.

79/ATR	2025 Form 10-K

NOTE 19 ACQUISITIONS
Business Combinations
On December 1, 2025 we completed the acquisition of all the outstanding capital stock of Sommaplast, a specialized provider of oral dosing pharma packaging solutions, such as droppers, dispensers and dosing cups, based in Brazil. The aggregate purchase price was approximately $31.0 million (net of $0.7 million cash acquired), which includes $24.5 million in cash paid at closing, $2.5 million held in restricted cash and contingent consideration with a fair value of $4.0 million. The contingent consideration is payable upon achieving future financial performance milestones as defined in the purchase agreement. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement utilizing a Monte Carlo valuation model. The restricted cash is pending the finalization of indemnity escrows and will be released in annual installments of 25% each over the next four years. The results of Sommaplast have been included in the consolidated financial statements within our Pharma segment since the date of acquisition. We are working to complete the valuation of assets acquired and liabilities assumed and have recorded a preliminary purchase price allocation as of December 31, 2025. Net assets acquired totaled $31.0 million. Within definite-lived intangible assets, we allocated $3.7 million to customer relationships which have an estimated useful life of 15 years. The fair value of customer relationships at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of the intangible assets include discounted cash flows, customer attrition rates and discount rates.
On July 28, 2025, we executed our call option to purchase an additional 31% equity interest in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) increasing our beneficial ownership to 80%, in exchange for cash consideration of $29.2 million with additional $7.4 million consideration that was paid on October 28, 2025. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. We accounted for this acquisition as a business combination resulting in the consolidation of BTY within the Beauty segment in our financial statements. A redeemable non-controlling interest was recognized at fair value. Under the terms of the agreement, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula in three years. Additionally, the other shareholder of BTY has a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula.
As a result of this acquisition, we remeasured our previously held minority equity interest in BTY at fair value resulting in a pre-tax gain of $26.5 million recognized in Gain from remeasurement of equity method investment on our Consolidated Statements of Income. The acquisition date fair value of the previously held minority equity interest was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest by the related effective previously held equity interest of 49%.
The following table summarizes the assets acquired and liabilities assumed from the BTY acquisition as of the acquisition date at the estimated fair value.

2025
Assets
Cash and equivalents	$8,908
Accounts and notes receivable	15,525
Inventories	13,042
Prepaid and other	935
Buildings and improvements	28,566
Machinery and equipment	26,223
Goodwill	71,709
Intangible assets	21,468
Operating lease right-of-use assets	610
Other miscellaneous assets	3,401
Liabilities
Current maturities of long-term obligations, net of unamortized debt issuance costs	27,724
Accounts payable, accrued and other liabilities	27,894
Deferred income taxes	4,718
Operating lease liabilities	610
Long-term obligations, net of unamortized debt issuance costs	10,936
Deferred and other non-current liabilities	781
Net assets acquired	$117,724

80/ATR	2025 Form 10-K

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives for the BTY acquisition as of the acquisition date:

	2025
	Weighted-Average Useful Life (in years)	Estimated Fair Value of Asset
Acquired technology	5.4	$4,876
Customer relationships	14.4	11,145
License agreements and other	43.2	5,447
Total		$21,468
The fair value of customer relationships at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of the intangible assets include the timing and amounts of cash flows projections, the revenue growth, the customer attrition rates, the EBITDA margins and the discount rate.
For the year ended December 31, 2025, we recognized $1.5 million in transaction costs related to the acquisitions of Sommaplast and BTY. These costs are reflected in the selling, research & development and administration section of the Consolidated Statements of Income and within acquisition-related costs as disclosed in Note 18 – Segment Information.
Goodwill in the amount of $81.1 million was recorded related to the 2025 acquisitions, of which $9.4 million is included in the Pharma segment and $71.7 million is included in the Beauty segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill acquired in our 2025 acquisitions has expanded our portfolio of pharma packaging solutions in the Brazilian market and expanded our market opportunities, including strengthening our presence in China and the Middle East beauty markets. Goodwill will not be amortized, but will be tested for impairment at least annually. For 2025 and 2024 acquisitions, no goodwill will be deductible for tax purposes.
Pro forma results of operations for the 2025 acquisitions are not presented because the acquisitions are not material to the Company's consolidated results of operations for the period ended December 31, 2025.
NOTE 20 INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	December 31, 2025	December 31, 2024
Equity Method Investments
Goldrain	$104,112	$96,667
BTY	—	32,047
Sonmol	5,044	4,712
Others	5,392	948
Other Investments
PureCycle	2,503	2,986
YAT	5,433	5,206
Others	8,546	3,703
	$131,030	$146,269
Equity Method Investments
BTY
On July 28, 2025, we increased our beneficial ownership in BTY from 49% to 80%, effectively moving from equity accounting to consolidation. For additional information, see Note 19 - Acquisitions and Note 22 - Redeemable Controlling Interests. For the year to date period through July 28, 2025, prior to consolidation upon our call exercise, Aptar had purchases of $7.4 million from BTY. For the year ended December 31, 2024, Aptar had purchases of $11.4 million from BTY. As of July 28, 2025 and December 31, 2024, approximately $2.1 million and $2.5 million, respectively, was due to BTY and included in accounts payable, accrued and other liabilities on our Consolidated Balance Sheets.

81/ATR	2025 Form 10-K

Goldrain
On October 22, 2024, we acquired 40% of the equity interests in Ningbo Jinyu Technology Industry Co., Ltd., doing business as Goldrain, a leading manufacturer of dispensing technologies in China for an approximate purchase price of $99.0 million. Goldrain is a leading manufacturer specialized in developing and producing packages for skin care, cosmetic, household, cleaning, personal care and perfumery products. Additionally, we noted an initial basis difference between our investment in the business and the amount recorded in Goldrain's equity of $82.7 million including equity method goodwill that will not be amortized. The future amortizable basis difference of $14.7 million as of December 31, 2024 was comprised of intangible assets which are being amortized on a straight line basis over a weighted average useful life of 11.8 years.
Other Investments
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
We have sold the following PCT shares related to the PureCycle investment for the year ended December 31, 2023:

	Shares Sold	Proceeds	Realized Gain
2023	510,449	$5,604	$4,188
No shares were sold during 2024 or 2025 related to PCT. On April 26, 2024, we received $0.2 million of equity from PureCycle in exchange for our resource dedication for technological partnership and support.
For the years ended December 31, 2025, 2024 and 2023 we recorded the following net investment gain or loss on our investment in PureCycle:

	2025	2024	2023
Net investment (loss) gain	$(483)	$1,713	$1,413
There were no indications of impairment noted in the year ended December 31, 2025 related to these investments.
NOTE 21 RESTRUCTURING INITIATIVES
For the years ended December 31, 2025, 2024 and 2023, we recognized $9.8 million, $13.0 million and $45.4 million, respectively, of restructuring costs related to our initiative to better leverage our fixed cost base through growth and cost reduction measures. The cumulative expense incurred as of December 31, 2025 was $74.5 million.
As of December 31, 2025, we have recorded the following activity associated with our optimization initiative:

	Beginning Reserve at December 31, 2024	Net Charges for the Year Ended December 31, 2025	Cash Paid	Interest and FX Impact	Ending Reserve at December 31, 2025
Employee severance	$9,161	$2,350	$(7,830)	$602	$4,283
Professional fees and other costs	796	7,487	(6,129)	21	2,175
Totals	$9,957	$9,837	$(13,959)	$623	$6,458
As of December 31, 2024, we recorded the following activity associated with our optimization initiative:

	Beginning Reserve at December 31, 2023	Net Charges for the Year Ended December 31, 2024	Cash Paid	Interest and FX Impact	Ending Reserve at December 31, 2024
Employee severance	$27,078	$6,562	$(23,791)	$(688)	$9,161
Professional fees and other costs	2,810	6,457	(8,559)	88	796
Totals	$29,888	$13,019	$(32,350)	$(600)	$9,957

82/ATR	2025 Form 10-K

NOTE 22 – REDEEMABLE NONCONTROLLING INTERESTS
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
The noncontrolling interest is considered redeemable due to the existence of the put option as (i) the noncontrolling shareholder can put the BTY shares to Aptar, (ii) the put is outside Aptar's control; and (iii) it is probable of becoming redeemable solely based on the passage of time. The put and call options cannot be separated from the noncontrolling interest and did not require bifurcation from the noncontrolling interest under the guidance in ASC 815. Due to the redemption features, the noncontrolling interest is classified as redeemable noncontrolling interest within mezzanine equity on the Consolidated Balance Sheets. For additional information, see Note 19 - Acquisitions.
Redeemable noncontrolling interests are initially recorded at the issuance date fair value, as of the acquisition date of BTY. When redeemable noncontrolling interest becomes redeemable, or it is probable of becoming redeemable, its value is adjusted to the greater of current redemption value or carrying value. The redemption value is remeasured on a quarterly basis based on the predetermined formula set forth in the shareholder agreement. No adjustment was required to the redemption value as of December 31, 2025.
The following table presents a roll forward of the redeemable noncontrolling interests for the year ended December 31, 2025:

2025
Balance at January 1	$—
Acquisition of redeemable noncontrolling interests	23,607
Additional contributions	703
Net loss attributable to redeemable noncontrolling interests	(86)
Foreign currency adjustments	2,020
Balance at December 31	$26,244

83/ATR	2025 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of AptarGroup, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of AptarGroup, Inc and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded BTY and Sommaplast from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded BTY and Sommaplast from our audit of internal control over financial reporting. BTY is an 80% owned consolidated subsidiary and Sommaplast is a wholly-owned subsidiary, whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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

84/ATR	2025 Form 10-K

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
Goodwill Impairment Assessment – Beauty Reporting Unit
As described in Note 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,078 million as of December 31, 2025, and the goodwill associated with the Beauty reporting unit was $371 million. As disclosed by management, management evaluates goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. Management calculated the fair value of the Beauty reporting unit and compared the fair value with the associated carrying amount as of October 1, 2025. Management estimated the fair value of the Beauty reporting unit based upon the present value of its estimated future cash flows. Management’s determination of the fair value involved judgment and the use of estimates and significant assumptions related to projected revenue growth rates, projected EBITDA margins, as well as the discount rate to calculate estimated future cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Beauty reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Beauty reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, projected EBITDA margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Beauty reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Beauty reporting unit; (ii) evaluating the appropriateness of the valuation method used by management; (iii) testing the completeness and accuracy of the underlying data used in the valuation method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, projected EBITDA margins, and the discount rate. Evaluating management’s assumptions related to projected revenue growth rates and projected EBITDA margins involved considering (i) the current and past performance of the Beauty reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation method and (ii) the reasonableness of the discount rate assumption.
Revenue Recognition – Product Sales
As described in Note 2 to the consolidated financial statements, product sales include the manufacturing and sale of drug and consumer product dosing, dispensing and protection technologies. The Company’s consolidated net sales were $3.78 billion for the year ended December 31, 2025, of which a majority relates to product sales. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer. To determine when the control transfers, management assesses, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. For a majority of product sales, control of the goods transfers to the customer at the time of shipment of the goods.
The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for product sales.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product sales when control of the goods transfers to the customer. These procedures also included, among others (i) testing the completeness and accuracy of certain data provided by management; (ii) testing certain revenue transactions by agreeing certain information between the sales order and related delivery document and billing document in the system, and where applicable, obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and cash receipts; (iii) testing certain revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and cash receipts; (iv) testing credit memos, on a sample basis, by obtaining and inspecting source documents, such as credit memos, invoices, and customer correspondence; and (v) testing outstanding customer invoice balances as of December 31, 2025, on a sample basis, by either (a) confirming the outstanding customer invoice balance, and for confirmations not returned, obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and subsequent cash receipts, or (b) obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and subsequent cash receipts.

85/ATR	2025 Form 10-K

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 6, 2026

We have served as the Company’s auditor since 1992.

86/ATR	2025 Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. On July 28, 2025 and December 1, 2025, we completed our acquisitions of BTY and Sommaplast, respectively, as discussed in Item 8, Note 19 - Acquisitions to the Consolidated Financial Statements. Management excluded BTY and Sommaplast from its assessment of our internal control over financial reporting as they were acquired during the fiscal year. BTY and Sommaplast's total assets and total revenues represent approximately 2% and 1%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2025. Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 84.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

87/ATR	2025 Form 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors may be found under the principal heading “Election of Directors” including under the subheadings "Nominees for Election", "Directors Whose Present Terms Continue Until 2025" and under the principal heading "Corporate Governance", including under the subheading 'Board and Committee Structure" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2026 (the “2026 Proxy Statement”) and is incorporated herein by reference.
Information with respect to executive officers may be found under the caption “Information About Our Executive Officers” in Part I of this report and is incorporated herein by reference.
Information with respect to audit committee members and audit committee financial experts may be found under the subheading "Audit Committee” under the principal heading "Corporate Governance" in the 2026 Proxy Statement and is incorporated herein by reference.
Information with respect to our Code of Conduct may be found under the subheading "Code of Conduct” under the principal heading "Corporate Governance" in the 2026 Proxy Statement and is incorporated herein by reference. Our Code of Conduct is available through the Corporate Governance link on the Investors page of our website (www.aptar.com).
The information with respect to the Company’s non-compliance with Section 16(a) of the Exchange Act, if applicable, set forth under the principal heading “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement, if any, is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information about the Company’s executive and director compensation and certain related matters set forth under the principal headings “Board Compensation” and “Executive Officer Compensation”, including under subheading “Compensation Committee Report” in the 2026 Proxy Statement is incorporated herein by reference. The information included under the subheading “Compensation Committee Report” under the principal heading “Executive Officer Compensation” in the 2026 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information about the security ownership of certain beneficial owners and management of the Company and certain information regarding our equity compensation plans set forth under the principal headings “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2026 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information about certain relationships and related transactions of the Company and the independence of the board of directors set forth under the principal headings “Transactions with Related Persons” and “Corporate Governance" under subheading "Independence of Directors” in the 2026 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the independent registered public accounting firm fees and services may be found under the principal heading “Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2026” in the 2026 Proxy Statement. Such information is incorporated herein by reference.

88/ATR	2025 Form 10-K

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(b)Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Index to Exhibits on pages 90-94 of this report.
ITEM 16. FORM 10-K SUMMARY
None.

89/ATR	2025 Form 10-K

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.2
Form of AptarGroup, Inc. 3.61% Series 2014-A-4 Senior Notes due February 26, 2026 (included as a part of Exhibit 4.1), filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

4.3
First Amendment to 2014 Note Purchase Agreement, dated as of July 19, 2017, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on July 25, 2017, is hereby incorporated by reference.

4.4	Description of the Company’s Securities, filed as Exhibit 4.17 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, is hereby incorporated by reference.
4.5
Indenture, dated as of March 7, 2022, between AptarGroup, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.1 to AptarGroup, Inc.'s current report on Form 8-K filed on March 7, 2022, is hereby incorporated by reference.

4.6
First Supplemental Indenture, dated as of March 7, 2022, between AptarGroup, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to AptarGroup, Inc.'s current report on Form 8-K filed on March 7, 2022, is hereby incorporated by reference.

4.7	Form of 3.600% Senior Notes due 2032 (included as a part of Exhibit 4.6).
4.8
Second Supplemental Indenture, dated as of November 20, 2025, between AptarGroup, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to AptarGroup, Inc.’s current report on Form 8-K filed on November 20, 2025 is hereby incorporated by reference.

4.9	Form of 4.750% Senior Notes due 2031 (included as part of Exhibit 4.8).
10.1	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000, is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**
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

90/ATR	2025 Form 10-K

Exhibit Number	Description
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

10.34	AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 9, 2016, is hereby incorporated by reference.**

91/ATR	2025 Form 10-K

Exhibit Number	Description
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
10.39
AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form), filed as Exhibit 10.43 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, is hereby incorporated by reference.**

10.40
AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form), filed as Exhibit 10.44 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, is hereby incorporated by reference.**

10.41
AptarGroup, Inc. 2018 Equity Incentive Plan (as amended effective May 7, 2025), filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 8, 2025, is hereby incorporated by reference.**

10.42
2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (Service-Based Vesting Form), filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, is hereby incorporated by reference.**

10.43
2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Form), filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, is hereby incorporated by reference.**

10.44
2018 Equity Incentive Plan Restricted Stock Unit Award Agreement for Directors, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, is hereby incorporated by reference.**

10.45
Form of AptarGroup, Inc. Retention Award Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.46
Form of AptarGroup, Inc. Retention Award Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.47
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.48
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.49
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Chinese employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.50
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.51
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.52
AptarGroup, Inc. Employment Agreement of Xiangwei Gong as of May 30, 2018, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

92/ATR	2025 Form 10-K

Exhibit Number	Description
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

93/ATR	2025 Form 10-K

Exhibit Number	Description
10.70
Second Amended and Restated Credit Agreement, dated as of July 2, 2024, among the Company, the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 3, 2024, is hereby incorporated by reference.

10.71
Employment Agreement dated as of July 24, 2024 between AptarGroup, Inc. and Vanessa Kanu, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 25, 2024, is hereby incorporated by reference.**

10.72
Advisory Agreement dated July 24, 2024 between AptarGroup, Inc. and Robert Kuhn, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2024, is hereby incorporated by reference.**

10.73
Employment Agreement dated January 25, 2016 between Aptar Europe Holding SAS (successor to the French branch of AptarGroup UK Holdings Limited) and Hedi Tlili, with supplemental letter thereto, dated December 18, 2019, filed as Exhibit 10.73 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2024, is hereby incorporated by reference.** ***

10.74
Amendment to Employment Contract dated December 4, 2019 between Aptar Europe Holding SAS (successor to the French branch of AptarGroup UK Holdings Limited) and Hedi Tlili, filed as Exhibit 10.74 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2024, is hereby incorporated by reference.** ***

10.75
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Annual Performance Incentive Grant) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.75 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2024, is hereby incorporated by reference.**

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

101*
The following financial information from AptarGroup, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 6, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page (ii) the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023 and (vii) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed or furnished herewith.
**Management contract or compensatory plan or arrangement.
***    Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

94/ATR	2025 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.

(Registrant)

Date: February 6, 2026	By	/s/ Vanessa Kanu
Vanessa Kanu
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ CANDACE MATTHEWS	Chairperson of the Board and Director	February 6, 2026
Candace Matthews

/s/ STEPHAN B. TANDA	President and Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2026
Stephan B. Tanda

/s/ VANESSA KANU	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2026
Vanessa Kanu

/s/ DANIEL ACKERMAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 6, 2026
Daniel Ackerman

/s/ GEORGE L. FOTIADES	Director	February 6, 2026
George L. Fotiades

/s/ SARAH GLICKMAN	Director	February 6, 2026
Sarah Glickman

/s/ GIOVANNA KAMPOURI MONNAS	Director	February 6, 2026
Giovanna Kampouri Monnas

/s/ ISABEL MAREY-SEMPER	Director	February 6, 2026
Isabel Marey-Semper

/s/ B. CRAIG OWENS	Director	February 6, 2026
B. Craig Owens

/s/ MATTHEW TREROTOLA	Director	February 6, 2026
Matthew Trerotola

/s/ RALF K. WUNDERLICH	Director	February 6, 2026
Ralf K. Wunderlich

/s/ JULIE XING	Director	February 6, 2026
Julie Xing

95/ATR	2025 Form 10-K

AptarGroup, Inc
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2025, 2024 and 2023

Dollars in thousands
	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserve	Balance at End of Period
2025
CECL (a)	$15,785	$1,301	$1,485	$(839)	$17,732
Deferred tax valuation allowance	61,134	890	8,368	(13,927)	56,465

2024
CECL (a)	$16,217	$1,016	$—	$(1,448)	$15,785
Deferred tax valuation allowance (b)	48,856	1,739	26,903	(16,364)	61,134

2023
CECL (a)	$9,519	$8,077	$12	$(1,391)	$16,217
Deferred tax valuation allowance	46,239	1,498	2,495	(1,376)	48,856

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

96/ATR	2025 Form 10-K