Form 10-Q
period 2026-03-31
APTARGROUP, INC.
filed 2026-05-01
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of April 27, 2026, was 63,820,316 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended March 31, 2026

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2026	2025

Net Sales	$982,868	$887,305
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	630,959	550,891
Selling, research & development and administrative	167,602	155,277
Depreciation and amortization	75,725	65,647
Restructuring initiatives	1,086	2,042
Total Operating Expenses	875,372	773,857
Operating Income	107,496	113,448

Other (Expense) Income:
Interest expense	(16,942)	(11,351)
Interest income	3,642	2,814
Net investment loss	(1,086)	(1,096)
Equity in results of affiliates	714	2,086
Miscellaneous (expense) income, net	(53)	114
Total Other (Expense) Income	(13,725)	(7,433)

Income before Income Taxes	93,771	106,015

Provision for Income Taxes	21,004	27,352

Net Income	$72,767	$78,663

Net (Income) Loss Attributable to Noncontrolling Interests	(4)	135
Net Income Attributable to Redeemable Noncontrolling Interests	(89)	—

Net Income Attributable to AptarGroup, Inc.	$72,674	$78,798

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.13	$1.19
Diluted	$1.12	$1.17

Average Number of Shares Outstanding:
Basic	64,050	66,271
Diluted	64,834	67,491

Dividends per Common Share	$0.48	$0.45

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

Three Months Ended March 31,	2026	2025

Net Income Attributable to AptarGroup, Inc. and Noncontrolling Interests	$72,678	$78,663
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(19,751)	82,361
Changes in derivative gains (losses), net of tax	4,066	(3,867)
Changes in defined benefit pension plan, net of tax
Actuarial gain, net of tax	3,491	68
Amortization of prior service cost included in net income, net of tax	89	113
Amortization of net loss included in net income, net of tax	20	19
Total defined benefit pension plan, net of tax	3,600	200
Total other comprehensive (loss) income	(12,085)	78,694
Comprehensive Income	60,593	157,357
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(177)	60
Comprehensive Income Attributable to AptarGroup, Inc.	$60,416	$157,417
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	March 31, 2026	December 31, 2025
Assets
Cash and equivalents	$222,529	$402,424
Short-term investments	6,948	7,109
Accounts and notes receivable, less current expected credit loss (“CECL”) of $17,024 in 2026 and $17,732 in 2025	833,268	803,830
Inventories	551,482	537,845
Prepaid and other	154,045	142,354
Total Current Assets	1,768,272	1,893,562
Land	31,040	31,503
Buildings and improvements	882,451	885,936
Machinery and equipment	3,675,261	3,658,289
Property, Plant and Equipment, Gross	4,588,752	4,575,728
Less: Accumulated depreciation	(2,927,823)	(2,899,249)
Property, Plant and Equipment, Net	1,660,929	1,676,479
Investments in equity securities	130,761	131,030
Goodwill	1,072,560	1,077,898
Intangible assets, net	244,508	255,339
Operating lease right-of-use assets	61,234	65,698
Miscellaneous	159,519	152,713
Total Other Assets	1,668,582	1,682,678
Total Assets	$5,097,783	$5,252,719
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	March 31, 2026	December 31, 2025
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities:
Short-term obligations	$189,046	$183,947
Current maturities of long-term obligations, net of unamortized debt issuance costs	33,120	159,584
Accounts payable, accrued and other liabilities	840,867	822,913
Total Current Liabilities	1,063,033	1,166,444
Long-Term Obligations, net of unamortized debt issuance costs	1,143,370	1,139,433
Deferred income taxes	17,285	19,649
Retirement and deferred compensation plans	64,145	67,596
Operating lease liabilities	44,013	47,940
Deferred and other non-current liabilities	91,686	99,432
Commitments and contingencies - (See Note 12)	—	—
Total Deferred Liabilities and Other	217,129	234,617
Mezzanine Equity:
Redeemable Noncontrolling Interests	26,694	26,244
Total Mezzanine Equity	26,694	26,244
AptarGroup, Inc. stockholders’ equity:
Common stock, $.01 par value, 199.0 million shares authorized, 73.1 million and 72.8 million shares issued as of March 31, 2026 and December 31, 2025, respectively	731	728
Capital in excess of par value	1,192,705	1,165,518
Retained earnings	2,684,382	2,642,552
Accumulated other comprehensive loss	(198,716)	(186,382)
Less: Treasury stock at cost, 9.2 million and 8.6 million shares as of March 31, 2026 and December 31, 2025	(1,049,607)	(954,320)
Total AptarGroup, Inc. Stockholders’ Equity	2,629,495	2,668,096
Noncontrolling interests in subsidiaries	18,062	17,885
Total Stockholders’ Equity	2,647,557	2,685,981
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,097,783	$5,252,719
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
March 31, 2026 and 2025	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2024	$2,370,537	$(429,475)	$725	$(595,781)	$1,125,882	$14,036	$2,485,924
Net income (loss)	78,798	—	—	—	—	(135)	78,663
Foreign currency translation adjustments	2	82,284	—	—	—	75	82,361
Changes in unrecognized pension gains and related amortization, net of tax	—	200	—	—	—	—	200
Changes in derivative losses, net of tax	—	(3,867)	—	—	—	—	(3,867)
Stock awards and option exercises	—	—	1	2,020	16,738	—	18,759
Cash dividends declared on common stock	(29,923)	—	—	—	—	—	(29,923)
Treasury stock purchased	—	—	—	(80,000)	—	—	(80,000)
Excise tax on treasury shares	—	—	—	(583)	—	—	(583)
Balance - March 31, 2025	$2,419,414	$(350,858)	$726	$(674,344)	$1,142,620	$13,976	$2,551,534

Balance - December 31, 2025	$2,642,552	$(186,382)	$728	$(954,320)	$1,165,518	$17,885	$2,685,981
Net income (loss)	72,674	—	—	—	—	4	72,678
Foreign currency translation adjustments	76	(20,000)	—	—	—	173	(19,751)
Changes in unrecognized pension gains and related amortization, net of tax	—	3,600	—	—	—	—	3,600
Changes in derivative gains, net of tax	—	4,066	—	—	—	—	4,066
Stock awards and option exercises	—	—	3	5,246	27,187	—	32,436
Cash dividends declared on common stock	(30,920)	—	—	—	—	—	(30,920)
Treasury stock purchased	—	—	—	(99,973)	—	—	(99,973)
Excise tax on treasury shares	—	—	—	(560)	—	—	(560)
Balance - March 31, 2026	$2,684,382	$(198,716)	$731	$(1,049,607)	$1,192,705	$18,062	$2,647,557
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2026	2025

Cash Flows from Operating Activities:
Net income	$72,767	$78,663
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	64,310	54,903
Amortization	11,415	10,744
Stock-based compensation	16,764	19,193
Provision for CECL	644	35
Loss (gain) on disposition of fixed assets	81	(271)
Net loss on remeasurement of equity securities	1,086	1,096
Deferred income taxes	(4,567)	(1,860)
Defined benefit plan expense	3,443	3,277
Equity in results of affiliates	(714)	(2,086)
Impairment loss	901	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(33,030)	(69,247)
Inventories	(16,943)	(6,043)
Prepaid and other current assets	(12,393)	(12,617)
Accounts payable, accrued and other liabilities	36,422	33,324
Income taxes payable	103	(7,195)
Retirement and deferred compensation plan	(15,271)	(11,751)
Other changes, net	(6,324)	(7,423)
Net Cash Provided by Operations	118,694	82,742
Cash Flows from Investing Activities:
Capital expenditures	(65,396)	(56,862)
Proceeds from sale of property, plant and equipment	1,327	79
Purchases of short-term investments, net	(103)	(88)
Acquisition of intangible assets, net	(592)	(2,475)
Notes receivable, net	(335)	2,714
Net Cash Used by Investing Activities	(65,099)	(56,632)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	2,930	79
Repayments of notes payable and overdrafts	(2,895)	—
Proceeds and (repayments) of short-term revolving credit facility, net	7,000	(23,880)
Proceeds from long-term obligations	5,037	124
Repayments of long-term obligations	(127,927)	(4,552)
Payment of contingent consideration obligation	(2,197)	—
Dividends paid	(30,920)	(29,923)
Proceeds from stock option exercises	18,516	3,375
Purchase of treasury stock	(99,973)	(80,000)
Redeemable noncontrolling interest	89	—
Net Cash Used by Financing Activities	(230,340)	(134,777)
Effect of Exchange Rate Changes on Cash	(3,150)	10,662
Net Decrease in Cash and Equivalents and Restricted Cash	(179,895)	(98,005)
Cash and Equivalents and Restricted Cash at Beginning of Period	404,849	223,844
Cash and Equivalents and Restricted Cash at End of Period	$224,954	$125,839

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Sommaplast acquisition.

Three Months Ended March 31,	2026	2025

Cash and equivalents	$222,529	$125,839
Restricted cash included in prepaid and other	606	—
Restricted cash included in miscellaneous	1,819	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$224,954	$125,839

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Also, certain financial position data included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 but does not include all disclosures required by U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
RECENT ACCOUNTING STANDARDS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("DISE"), which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 clarifying the effective date. This standard will be effective for fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective adoption. We are evaluating the impact of the standard on our disclosures in the Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Amendments to the Accounting for Software Costs. The update removes the "project stage" model for internal-use software and replaces it with a principles-based capitalization framework. Under the new guidance, capitalization begins when it is probable that the project will be completed and the software will perform as intended, and after management has authorized and committed to funding the project. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact of this guidance on our disclosures in the Condensed Consolidated Financial Statements.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: the 2026 and 2025 earnings for Aptar France, our subsidiary in France, all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia. Under current U.S. tax laws, all of our non-U.S. earnings are subject to U.S. taxation on a current or deferred basis. We will provide for the necessary withholding tax, local income taxes, and U.S. federal and state income tax when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals. See Note 5 – Income Taxes for more information.

We recognize a liability for the amount of unrecognized tax benefits from uncertain tax positions. This liability is recognized whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of March 31, 2026, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $37.5 million.
To the extent our financial position allows and we believe there is a clear financial benefit, we may benefit from early payment discounts with some suppliers. While we have offered third party alternatives for our suppliers to receive payments sooner, we generally do not utilize these offerings from our customers as current economic conditions do not make them beneficial for us.
NOTE 2 – REVENUE
Revenue by segment and geography based on shipped to locations for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31, 2026
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$226,686	$141,454	$19,688	$50,732	$438,560
Beauty	222,876	56,769	46,279	37,711	363,635
Closures	61,288	81,583	20,000	17,802	180,673
Total	$510,850	$279,806	$85,967	$106,245	$982,868

	For the Three Months Ended March 31, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$198,693	$141,661	$11,981	$57,132	$409,467
Beauty	187,909	58,197	39,586	20,015	305,707
Closures	52,044	82,599	20,947	16,541	172,131
Total	$438,646	$282,457	$72,514	$93,688	$887,305
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
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of March 31, 2026	Balance as of December 31, 2025	Increase/ (Decrease)
Contract asset (current)	$12,858	$11,600	$1,258
Contract liability (current)	79,798	74,827	4,971
Contract liability (long-term)	47,838	49,901	(2,063)
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current period against contract liabilities is $36.1 million, including $24.8 million relating to contract liabilities at the beginning of the year. Current contract assets are included within Prepaid and other, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
To determine when the control transfers, we typically assess, among other things, the shipping terms of the contract, with shipping being one of the indicators of transfer of control. For a majority of product sales, control of the goods transfers to the customer at the time of shipment of the goods. Once the goods are shipped, we are precluded from redirecting the shipment to another customer. Therefore, our performance obligation is satisfied at the time of shipment. For sales in which control transfers upon delivery, shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs and revenue is recorded upon final delivery to the customer location. We have elected to account for shipping and handling costs that occur after the customer has obtained control of a good as fulfillment costs rather than as a promised service. We do not have any material significant payment terms as payment is typically received shortly after the point of sale.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of March 31, 2026 or December 31, 2025.

Service Sales
We also provide services to our customers. As with product sales, we recognize revenue based on completion of each performance obligation of the service contract. Milestone deliverables and upfront payments are tied to specific performance obligations and recognized upon satisfaction of the individual performance obligation.
Royalty Revenue
We determine the amount and timing of royalty revenue based on our contractual agreements with customers. These contracts contain variable consideration which primarily relates to sales- or usage-based royalties related to the license of intellectual property and license contracts. For sales- and usage-based royalties, ASC 606 provides an exception to estimating variable consideration. Under this exception, we recognize revenues from sales- or usage-based royalty revenue at the later of when the sales or usage occurs or the satisfaction (or partial satisfaction) of the performance obligation to which the royalty has been allocated.
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
NOTE 3 - INVENTORIES
Inventories, by component, net of reserves, consisted of:

	March 31, 2026	December 31, 2025
Raw materials	$151,174	$152,574
Work in process	198,611	194,176
Finished goods	201,697	191,095
Total	$551,482	$537,845

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 by reporting segment were as follows:

	Pharma	Beauty	Closures	Total
Balance as of December 31, 2025	$538,703	$370,848	$168,347	$1,077,898
Foreign currency exchange effects	(4,364)	(690)	(284)	(5,338)
Balance as of March 31, 2026	$534,339	$370,158	$168,063	$1,072,560

The table below shows a summary of intangible assets as of March 31, 2026 and December 31, 2025.

		March 31, 2026			December 31, 2025
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	12.5	$18,938	$(4,348)	$14,590	$19,032	$(4,016)	$15,016
Acquired technology	11.0	156,079	(101,805)	54,274	157,350	(99,551)	57,799
Customer relationships	11.9	331,310	(182,894)	148,416	332,088	(177,686)	154,402
Trademarks and trade names	4.7	46,585	(42,259)	4,326	46,885	(41,726)	5,159
License agreements and other	11.0	33,485	(10,583)	22,902	32,927	(9,964)	22,963
Total intangible assets	11.1	$586,397	$(341,889)	$244,508	$588,282	$(332,943)	$255,339
Aggregate amortization expense for the intangible assets above for the three months ended March 31, 2026 and 2025 was $11,415 and $10,744, respectively.
As of March 31, 2026, future estimated amortization expense for the years ending December 31 is as follows:

2026	$31,184	(remaining estimated amortization for 2026)
2027	38,790
2028	35,202
2029	33,546
2030	31,158
Thereafter	74,628
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2026.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items.
The Organization for Economic Cooperation and Development’s Model Global Anti-Base Erosion rules under Pillar Two have been enacted by various countries beginning in 2024. These enacted laws relate to the Pillar Two safe harbors, Income Inclusion Rule, Qualified Domestic Minimum Tax, and the Undertaxed Profits Rule for 2025 and onward. We have analyzed the provisions in the applicable jurisdictions and provided for the appropriate tax amounts. We do not expect a material impact from Pillar Two related taxes for 2026.
On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as “One Big Beautiful Bill Act” (“OBBBA”). Our 2026 tax provision includes the appropriate items, none of which are material (individually and combined).
The effective tax rate for the three months ended March 31, 2026 and 2025, respectively, was 22.4% and 25.8%. The lower effective tax rate for the three months ended March 31, 2026 reflects a more favorable mix of earnings and greater excess tax benefits from share-based compensation.

NOTE 6 – DEBT
Short-Term Obligations
At March 31, 2026 and December 31, 2025, our short-term obligations, revolving credit facility and overdrafts consisted of the following:

	March 31, 2026	December 31, 2025
Short-term obligations 1.50% to 3.00%	$31,772	$31,314
Revolving credit facility 2.95% to 5.14%	157,274	152,633
	$189,046	$183,947
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks that provides us with unsecured financing of up to $600.0 million, which may be increased by up to $300.0 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and could be drawn in various currencies including USD, EUR, GBP, and CHF. On July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of March 31, 2026, we had utilized $7.0 million and €130.0 million ($150.3 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2025, €130.0 million ($152.6 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
We also have an unsecured money market borrowing arrangement to provide short-term financing of up to $30.0 million that is available in the U.S. No borrowing on this facility is permitted over a quarter-end date. As such, no balance was outstanding under this arrangement as of March 31, 2026 or December 31, 2025.
Long-Term Obligations
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of March 31, 2026 and December 31, 2025, $141.1 million and $141.1 million, respectively, was utilized under the Term Loan. On February 26, 2026, we repaid in full the $125.0 million of 3.60% Senior Notes that were due in February 2026.
At March 31, 2026 and December 31, 2025, our long-term obligations consisted of the following:

	March 31, 2026	December 31, 2025
Notes payable 0.00% – 8.35%, due in monthly and annual installments through 2035	$20,082	$17,051
Senior unsecured notes 3.60%, due in 2026	—	125,000
Term loan 4.93% floating, due in 2027	141,100	141,100
Senior unsecured notes 4.75%, due in 2031, net of discount of $0.5 million	599,536	599,512
Senior unsecured notes 3.60%, due in 2032, net of discount of $0.6 million	399,387	399,361
Finance Lease Liabilities	24,324	25,339
Unamortized debt issuance costs	(7,939)	(8,346)
	$1,176,490	$1,299,017
Current maturities of long-term obligations	(33,120)	(159,584)
Total long-term obligations	$1,143,370	$1,139,433

The aggregate long-term maturities, excluding finance lease liabilities, which are discussed in Note 7, and unamortized debt issuance costs due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$30,413
Year Two	117,902
Year Three	2,091
Year Four	1,353
Year Five	599,901
Thereafter	408,445
Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2026
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.43 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	13.69 to 1.00
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
The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

Three Months Ended March 31,	2026	2025
Operating lease cost	$5,855	$5,240

Finance lease cost:
Amortization of right-of-use assets	$1,907	$1,858
Interest on lease liabilities	321	288
Total finance lease cost	$2,228	$2,146

Short-term lease and variable lease costs	$5,619	$4,848
Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31,	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,963	$5,422
Operating cash flows from finance leases	363	312
Financing cash flows from finance leases	974	840

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$482	$5,347
Finance leases	130	264

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
Effective January 1, 2021, our domestic noncontributory retirement plans were closed to new employees and employees who were rehired after December 31, 2020. These employees are instead eligible for additional contributions to their defined contribution 401(k) employee savings plan. All domestic employees with hire/rehire dates prior to January 1, 2021 are still eligible for the domestic pension plans and continue to accrue plan benefits after this date.
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2026	2025	2026	2025
Service cost	$1,987	$1,983	$1,582	$1,565
Interest cost	2,494	2,391	1,094	902
Expected return on plan assets	(3,260)	(3,186)	(613)	(570)
Amortization of net (gain) loss	(4)	(122)	136	291
Amortization of prior service cost	—	—	27	23
Net periodic benefit cost	$1,217	$1,066	$2,226	$2,211
The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
Employer Contributions
Although we have no minimum funding requirement, discretionary cash contributions to fund pension costs accrued under our domestic plans are generally at least equal to the minimum funding amounts required by ERISA. There were no contributions to our domestic defined benefit plans during the three months ended March 31, 2026, and we do not expect that we will make significant additional contributions in the remainder of 2026. For the supplemental executive retirement plan (SERP), $0.2 million of company-paid benefits were distributed during the three months ended March 31, 2026, and approximately $0.5 million is expected to be paid during the rest of 2026. Contributions to fund pension costs accrued under our foreign plans are made in accordance with local laws or, if not otherwise stated, at our discretion. We contributed $0.5 million to our foreign defined benefit plans during the three months ended March 31, 2026 and do not expect to make any additional significant contributions during the rest of 2026.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2024	$(426,049)	$5,522	$(8,948)	$(429,475)
Other comprehensive income (loss) before reclassifications	82,284	68	(3,867)	78,485
Amounts reclassified from accumulated other comprehensive income	—	132	—	132
Net current-period other comprehensive income (loss)	82,284	200	(3,867)	78,617
Balance - March 31, 2025	$(343,765)	$5,722	$(12,815)	$(350,858)

Balance - December 31, 2025	$(179,891)	$18,078	$(24,569)	$(186,382)
Other comprehensive (loss) income before reclassifications	(20,000)	3,491	4,066	(12,443)
Amounts reclassified from accumulated other comprehensive income	—	109	—	109
Net current-period other comprehensive (loss) income	(20,000)	3,600	4,066	(12,334)
Balance - March 31, 2026	$(199,891)	$21,678	$(20,503)	$(198,716)
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended March 31,	2026	2025

Defined Benefit Pension Plans
Amortization of net loss	$132	$169	(1)
Amortization of prior service cost	27	23	(1)
	159	192	Total before tax
	(50)	(60)	Tax impact
	$109	$132	Net of tax
Total reclassifications for the period	$109	$132
______________________________________________
(1)These accumulated other comprehensive income components are included in the computation of total net periodic benefit costs, net of tax. See Note 8 – Retirement and Deferred Compensation Plans for additional details.
NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We maintain a foreign exchange risk management policy designed to establish a framework to protect the value of our non-functional currency denominated transactions from adverse changes in exchange rates. Sales of our products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales or intercompany loans can impact our results of operations. Our policy is not to engage in speculative foreign currency hedging activities, but to minimize our net foreign currency transaction exposure, defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency. We may use foreign currency forward exchange contracts, options and cross-currency swaps to economically hedge these risks.

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
On July 6, 2022, we entered into a seven-year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203.0 million of the $400.0 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203.0 million of fixed-rate 3.60% USD debt to €200.0 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed-rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed-rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200.0 million of our euro-denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross-currency swap agreement is recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of March 31, 2026, the fair value of the cross currency swap was a $27.2 million liability. The swap agreement will mature on September 15, 2029.
Other
As of March 31, 2026, we have recorded the fair value of foreign currency forward exchange contracts of $0.8 million in prepaid and other and $1.3 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of March 31, 2026 had an aggregate notional contract amount of $107.1 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025

		March 31, 2026		December 31, 2025
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$778	$—	$298
		$—	$778	$—	$298

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$1,324	$—	$632
Cross-Currency Swap Contract (1)	Deferred and other non-current liabilities	27,157	—	32,542	—
		$27,157	$1,324	$32,542	$632
__________________________
(1)This cross-currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2026 and 2025

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2026	2025		2026	2025
Cross-currency swap agreement:
Foreign exchange component	$4,066	$(3,867)	Miscellaneous, net	$—	$—	$(53)
	$4,066	$(3,867)		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2026 and 2025

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2026	2025
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(253)	$521
		$(253)	$521

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026
Derivative Assets	$778	—	$778	—	—	$778
Total Assets	$778	—	$778	—	—	$778

Derivative Liabilities	$28,481	—	$28,481	—	—	$28,481
Total Liabilities	$28,481	—	$28,481	—	—	$28,481

December 31, 2025
Derivative Assets	$298	—	$298	—	—	$298
Total Assets	$298	—	$298	—	—	$298

Derivative Liabilities	$33,174	—	$33,174	—	—	$33,174
Total Liabilities	$33,174	—	$33,174	—	—	$33,174

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of March 31, 2026, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,417	$1,417	$—	$—
Foreign exchange contracts (2)	778	—	778	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$7,845	$1,417	$778	$5,650
Liabilities
Foreign exchange contracts (2)	$1,324	$—	$1,324	$—
Cross-currency swap contract (2)	27,157	—	27,157	—
Contingent consideration obligation	1,786	—	—	1,786
Total liabilities at fair value	$30,267	$—	$28,481	$1,786

As of December 31, 2025, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,503	$2,503	$—	$—
Foreign exchange contracts (2)	298	—	298	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$8,451	$2,503	$298	$5,650
Liabilities
Foreign exchange contracts (2)	$632	$—	$632	$—
Cross-currency swap contract (2)	32,542	—	32,542	—
Contingent consideration obligation	3,983	—	—	3,983
Total liabilities at fair value	$37,157	$—	$33,174	$3,983
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
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.1 billion as of March 31, 2026 and December 31, 2025, respectively.
As part of the Sommaplast acquisition, we are also obligated to pay the shareholders of Sommaplast certain contingent consideration based on 2025 and 2026 cumulative financial performance metrics as defined in the purchase agreement. We consider these obligations a Level 3 liability. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement upon acquisition to be $4.0 million utilizing a Monte Carlo valuation model.
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2025	$3,983
Payments	(2,197)
Balance, March 31, 2026	$1,786
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

Legal Proceedings
On March 25, 2025, AptarGroup, Inc. and its subsidiary, Aptar France SAS, filed a lawsuit in the United States District Court for the Southern District of New York against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. (together, “ARS”). The complaint alleges that ARS misappropriated Aptar’s trade secrets and breached multiple contractual confidentiality obligations. Aptar seeks injunctive relief and damages. On June 12, 2025, ARS filed a motion to dismiss the complaint, which, on March 30, 2026, the court denied in substantial part and granted in part, specifically as regards Aptar's state law trade secret claim as duplicative. ARS filed its answer to the complaint on April 13, 2026; it did not file any counterclaims against Aptar. On April 29, 2026, Aptar moved for leave to amend its complaint and discovery has commenced. This matter is pending and no final determination has been made by the court. Relatedly, on September 29, 2025, ARS filed a lawsuit in the United States District Court for the Southern District of California against Aptar. The complaint alleges that Aptar violated Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act by refusing to sell certain components. ARS seeks injunctive relief and damages. On December 16, 2025, Aptar filed a motion to dismiss the ARS complaint, or to transfer the complaint to the Southern District of New York. ARS opposed the motion on January 27, 2026, and Aptar filed its reply on February 27, 2026. The motion is pending.
In May 2025, Nemera La Verpillière SAS ("Nemera") filed parallel patent infringement actions in Mannheim Regional Court, Germany and Paris Judicial Court, France against Aptar and certain subsidiaries alleging that Aptar's ophthalmic product infringes a Nemera patent, seeking an injunction and damages. Aptar is contesting the claims. Aptar filed oppositions before the European Patent Office ("EPO") challenging the validity of the European Patent (EP) asserted by Nemera. On October 2, 2025, an EPO hearing invalidated Nemera’s main patent claim while allowing an amended claim to continue. Following further EPO proceedings in February 2026, certain asserted claims were dismissed and an amended claim was allowed. Aptar has filed a notice of appeal of that decision. The infringement proceedings in Germany and France are continuing. Trials are scheduled in Germany for June 2026 and in France for January 2027.
At this stage, each of the above matters is too preliminary to form a judgment as to whether an adverse outcome is probable, and we are unable to estimate the possible loss or range of loss, if any.
Tariff-related Matters
On February 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs. thereby invalidating tariffs previously imposed by the US administration under that statute. Subsequent to the decision, a new tariff surcharge of at least 10% was imposed on most imports under Section 122 of the Trade Act of 1974, effective on February 24, 2026, for a period of up to 150 days.
Following the ruling, the U.S. Court of International Trade directed U.S. Customs and Border Protection to finalize or revise certain import transactions without applying IEEPA‑based tariffs and is overseeing the development of a refund process. Aptar has historically paid IEEPA-based duties and is evaluating the applicability of these decisions to its import entries, including procedural requirements under U.S. customs law. In accordance with ASC 450‑30, Contingencies—Gain Contingencies, Aptar will account for any potential recovery of previously paid IEEPA tariffs as a gain contingency. Although some clarification has emerged regarding potential refunds, significant uncertainty remains regarding the timing and mechanics of any recovery. Accordingly, because the process, timing, and amount of any recovery are uncertain, we have not recorded any potential benefit from a refund at this time.
Other Contingencies
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2026 and December 31, 2025.
We are periodically subject to loss contingencies resulting from customs duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $10.0 million to $11.0 million in principal, and $21.0 million to $22.0 million for interest and penalties. We are currently defending our position with respect to these claims in the respective administrative procedures. Due to uncertainty in the probability of settlement and the timing of our appeal, no liability is recorded as of March 31, 2026.
We will continue to evaluate these liabilities periodically based on available information, including the progress of remedial investigations, the status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs and penalties among potentially responsible parties.
NOTE 13 – STOCK REPURCHASE PROGRAM
On February 3, 2026, we announced a share repurchase authorization of up to $600.0 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three months ended March 31, 2026 and 2025, we repurchased approximately 707 thousand shares for $100.0 million and 548 thousand shares for $80.0 million, respectively. As of March 31, 2026, there was $500.0 million for authorized share repurchases remaining under the existing authorization.
NOTE 14 – STOCK-BASED COMPENSATION
We issue restricted stock units (“RSUs”), which consist of time-based and performance-based awards, to employees under stock award plans approved by stockholders. In addition, RSUs are issued to non-employee directors under a Restricted Stock Unit Award Agreement for Directors pursuant to the Company’s 2018 Equity Incentive Plan. RSUs granted to employees vest according to a specified performance period and/or vesting period. Time-based RSUs generally vest over three years. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required performance or market vesting conditions are met.
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

Three Months Ended March 31,	2026	2025
Fair value per stock award	$123.35	$154.20
Grant date stock price	$123.97	$147.84
Assumptions:
Aptar's stock price expected volatility	19.50%	17.70%
Expected average volatility of peer companies	34.60%	34.10%
Correlation assumption	24.30%	31.00%
Risk-free interest rate	3.79%	4.03%
Dividend yield assumption	1.55%	1.22%
A summary of RSU activity as of March 31, 2026 and changes during the three month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2026	215,433	$135.89	434,878	$135.31
Granted	119,365	120.11	142,624	123.35
Vested	(91,846)	128.15	—	—
Forfeited	(3,747)	145.04	(36,195)	108.83
Nonvested at March 31, 2026	239,205	$130.74	541,307	$133.93

Three Months Ended March 31,	2026	2025
Compensation expense (included in SG&A)	$10,913	$13,682
Compensation expense (included in Cost of sales)	1,012	1,081
Compensation expense, Total	$11,925	$14,763
Fair value of units vested	10,206	12,406
Intrinsic value of units vested	12,015	17,624

The actual tax benefit realized for the tax deduction from RSUs was approximately $3.1 million and $0.9 million in the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $58.8 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.2 years.
Historically, we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted for employees in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
Aptar uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $31.93 and $36.91 per share during the first three months of 2026 and 2025, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Three Months Ended March 31,	2026	2025
Dividend Yield	1.40%	1.17%
Expected Stock Price Volatility	19.72%	17.66%
Risk-free Interest Rate	4.06%	4.21%
Expected Life of Option (years)	7.0	7.0
 A summary of option activity under our stock plans during the three months ended March 31, 2026 is presented below:

	Stock Awards Plans
	Options	Weighted Average Exercise Price
Outstanding, January 1, 2026	1,608,498	$103.45
Granted	273,795	123.97
Exercised	(249,410)	73.95
Forfeited or expired	(8,614)	121.40
Outstanding at March 31, 2026	1,624,269	$111.34
Exercisable at March 31, 2026	1,131,111	$101.67
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2026	5.6
Exercisable at March 31, 2026	4.0
Aggregate Intrinsic Value:
Outstanding at March 31, 2026	$31,750
Exercisable at March 31, 2026	$31,244
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2026	$13,440
March 31, 2025	$3,747

Three Months Ended March 31,	2026	2025
Compensation expense (included in SG&A)	$4,489	$4,046
Compensation expense (included in Cost of sales)	350	383
Compensation expense, Total	$4,839	$4,429
Compensation expense, net of tax	4,194	3,852
Grant date fair value of options vested	7,502	5,243

The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the three months ended March 31, 2026 and 2025 was approximately $18.5 million and $3.4 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $2.1 million and $3.4 million in the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $8.2 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.3 years.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31, 2026		March 31, 2025
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$72,674	$72,674	$78,798	$78,798

Average equivalent shares
Shares of common stock	64,050	64,050	66,271	66,271
Effect of dilutive stock-based compensation
Stock options	302	—	593	—
Restricted stock	482	—	627	—
Total average equivalent shares	64,834	64,050	67,491	66,271
Net income per share	$1.12	$1.13	$1.17	$1.19
NOTE 16 – SEGMENT INFORMATION
We are organized into three reporting segments. Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer healthcare, injectables, active material science solutions and digital health markets form our Pharma segment. Operations that sell dispensing systems and sealing solutions to the fragrance, facial skincare, color cosmetics, personal care and home care markets form our Beauty segment. Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and other markets form our Closures segment. The Pharma and Beauty segments are named for the markets they serve with multiple product platforms, while the Closures segment is named primarily for a single product platform that serves all available markets.
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2025. Our chief operating decision maker, ("CODM") is our President and Chief Executive Officer, Stephan Tanda. Our CODM is provided operating reports from each of our reportable segments which include or can be used to easily derive significant segment expenses identified as selling, research & development and administrative expenses and cost of sales by segment. Additionally, the other segment items is primarily consist of foreign currency gains or losses from operations and other non-operating activity. Our CODM evaluates performance of our reporting segments and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, gain on remeasurement of equity method investment, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA provides useful information regarding the performance of each segment as it reflects the profitability and performance of each segment on a consistent and comparable basis, and our CODM considers budget-to-actual variances on a monthly basis when making decisions supporting capital resource allocation, including in connection with development, acquisition and disposition activities in each segment.

Financial information regarding our reporting segments is shown below:

Three Months Ended March 31,	2026	2025
Total Sales:
Pharma	$438,908	$409,697
Beauty	372,158	312,301
Closures	182,192	173,921
Total Sales	$993,258	$895,919
Less: Intersegment Sales:
Pharma	$348	$230
Beauty	8,523	6,594
Closures	1,519	1,790
Total Intersegment Sales	$10,390	$8,614
Net Sales:
Pharma	$438,560	$409,467
Beauty	363,635	305,707
Closures	180,673	172,131
Net Sales	$982,868	$887,305
Less:
Cost of Sales (exclusive of depreciation and amortization):
Pharma	228,536	205,137
Beauty	271,488	224,048
Closures	131,883	122,391
Selling, Research & Development and Administrative:
Pharma	68,116	62,483
Beauty	52,630	46,412
Closures	24,945	23,012
Other Segment Items:
Pharma	(4,315)	(603)
Beauty	(965)	(1,891)
Closures	188	(532)
Adjusted EBITDA (1):
Pharma	$146,223	$142,450
Beauty	40,482	37,138
Closures	23,657	27,260
Adjusted EBITDA for Reportable Segments	$210,362	$206,848
Corporate & Other, unallocated	(21,477)	(23,511)
Acquisition-related costs (2)	(190)	—
Restructuring Initiatives (3)	(1,086)	(2,042)
Net unrealized investment loss (4)	(1,086)	(1,096)
Other special items (5)	(3,727)	—
Depreciation and amortization	(75,725)	(65,647)
Interest Expense	(16,942)	(11,351)
Interest Income	3,642	2,814
Income before Income Taxes	$93,771	$106,015

Three Months Ended March 31,	2026	2025
Depreciation and Amortization:
Pharma	$35,643	$31,148
Beauty	24,723	20,062
Closures	14,224	13,575
Depreciation and Amortization for Reportable Segments	74,590	64,785
Corporate & Other	1,135	862
Depreciation and Amortization	$75,725	$65,647
Capital Expenditures:
Pharma	$28,891	$29,451
Beauty	20,199	16,142
Closures	13,744	10,472
Capital Expenditures for Reportable Segments	62,834	56,065
Corporate & Other	2,705	2,933
Transfer of Corporate Expenditures (6)	(143)	(2,136)
Capital Expenditures	$65,396	$56,862
________________________________________________
(1)We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, gain on remeasurement of equity method investment, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items.
(2)Acquisition-related costs include transaction costs (and purchase accounting adjustments related to acquisitions and investments).
(3)Restructuring Initiatives includes expense items for the three months ended March 31, 2026 and 2025 as follows (see Note 18 – Restructuring Initiatives for further details):

Three Months Ended March 31,	2026	2025
Restructuring Initiatives by Segment:
Pharma	$5	$190
Beauty	1,301	395
Closures	249	1,352
Corporate & Other	(469)	105
Total Restructuring Initiatives	$1,086	$2,042
(4)Net unrealized investment gain (loss) represents the change in fair value of our investment in PCT (see Note 17 – Investment in Equity Securities for further details).
(5)Other special items includes costs related to non-ordinary-course litigation regarding the matters disclosed under "Legal Proceedings" within Note 12 - Commitments and Contingencies, as these costs do not reflect our core operating performance.
(6)The transfer of corporate expenditures represents amounts of projects managed by corporate for the benefit of specific entities within each segment. Once the projects are complete, all related costs are allocated from corporate to, and paid by, the appropriate entity and the associated assets are then depreciated at the entity level.

NOTE 17 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	March 31, 2026	December 31, 2025
Equity Method Investments:
Goldrain	$106,131	$104,112
Sonmol	4,912	5,044
Others	5,232	5,392
Other Investments:
PureCycle	1,417	2,503
YAT	5,508	5,433
Others	7,561	8,546
	$130,761	$131,030
Equity Method Investments
Goldrain
On October 22, 2024, we acquired 40% of the equity interests in Ningbo Jinyu Technology Industry Co., Ltd., doing business as Goldrain, a leading manufacturer of dispensing technologies in China for an approximate purchase price of $99.0 million. Goldrain is a leading manufacturer specializing in developing and producing packages for skincare, cosmetic, household, cleaning, personal care and perfumery products. Additionally, we noted an initial basis difference between our investment in the business and the amount recorded in Goldrain's equity of $82.7 million including equity method goodwill that will not be amortized. The future amortizable basis difference of $14.7 million as of December 31, 2024 was comprised of intangible assets which are being amortized on a straight line basis over a weighted average useful life of 11.8 years.
Other Investments
In prior years, we also invested, through a series of transactions, $3.0 million in PureCycle and received $0.7 million of equity in exchange for our resource dedication for technological partnership and support. In March 2021, PureCycle became a publicly-traded company and listed its common stock on Nasdaq under the ticker symbol “PCT,.” At that time, our investment in PureCycle was converted into shares of common stock of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income.
No shares were sold during 2025 or 2026 related to PCT.
For the three months ended March 31, 2026 and 2025, we recorded the following net investment loss on our investment in PureCycle:

Three Months Ended March 31,	2026	2025
Net investment loss	$(1,086)	$(1,096)
During the three months ended March 31, 2026, we recorded a $0.9 million impairment to our investment in MIWA Technologies. There were no other indications of impairment noted in the three months ended March 31, 2025.

NOTE 18 – RESTRUCTURING INITIATIVES
For the three months ended March 31, 2026 and March 31, 2025, we recognized $1.1 million and $2.0 million, respectively, of restructuring costs related to our initiatives to better leverage our fixed cost base through growth and cost reduction measures. The cumulative expense incurred as of March 31, 2026 was $75.6 million.
As of March 31, 2026, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2025	Net Charges for the Three Months Ended March 31, 2026	Cash Paid	Interest and FX Impact	Ending Reserve at March 31, 2026
Employee severance	$4,283	$210	$(1,185)	$(100)	$3,208
Professional fees and other costs	2,175	876	(882)	(1)	2,168
Totals	$6,458	$1,086	$(2,067)	$(101)	$5,376
As of March 31, 2025, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2024	Net Charges for the Three Months Ended March 31, 2025	Cash Paid	Interest and FX Impact	Ending Reserve at March 31, 2025
Employee severance	$9,161	$192	$(1,490)	$275	$8,138
Professional fees and other costs	796	1,850	(1,834)	(8)	804
Totals	$9,957	$2,042	$(3,324)	$267	$8,942

NOTE 19 – REDEEMABLE NONCONTROLLING INTERESTS
The BTY purchase agreement includes a call option and a put option. The put option, held by the noncontrolling shareholder of BTY, provides the right to sell its remaining 20% interest in BTY to Aptar. The call option, held by Aptar, provides us the right to acquire from the noncontrolling shareholder the remaining 20% interest in BTY based on a predetermined formula subject to future negotiations. The call option and put option become exercisable in the third quarter of 2028 and remain outstanding indefinitely.
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
Redeemable noncontrolling interests are initially recorded at the issuance date fair value, as of the acquisition date of BTY. When redeemable noncontrolling interest becomes redeemable, or it is probable of becoming redeemable, its value is adjusted to the greater of current redemption value or carrying value. The redemption value is remeasured on a quarterly basis based on the predetermined formula set forth in the shareholder agreement. No adjustment was required to the redemption value as of March 31, 2026.
The following table presents a roll forward of the redeemable noncontrolling interests for the three months ended March 31, 2026:

2026
Balance at January 1	$26,244
Additional contributions	86
Net income attributable to redeemable noncontrolling interests	89
Foreign currency adjustments	275
Balance at March 31	$26,694

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Three Months Ended March 31,	2026	2025
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.2	62.1
Selling, research & development and administrative	17.1	17.5
Depreciation and amortization	7.7	7.4
Restructuring initiatives	0.1	0.2
Operating income	10.9	12.8
Interest expense	(1.7)	(1.3)
Other expense	0.3	0.4
Income before income taxes	9.5	11.9
Net Income	7.4	8.9
Effective tax rate	22.4%	25.8%
Adjusted EBITDA margin (1)	19.2%	20.7%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
NET SALES
Reported net sales for the first three months of 2026 increased 11% to $982.9 million compared to $887.3 million for the first three months of 2025. Foreign currency exchange rates and acquisitions each positively impacted our consolidated results by 8% and 3%, respectively during the first three months of 2026. Therefore, core sales, which exclude acquisitions and changes in foreign currency exchange rates, for the first three months of 2026 was flat when compared with the same period in 2025. Volume growth in our Beauty and Closures segments, along with higher tooling sales were offset by lower sales of emergency medicine products within our Pharma segment and the pass through of lower material costs.

Three Months Ended March 31, 2026 Net Sales Change over Prior Year	Pharma	Beauty	Closures	Total
Reported Net Sales Growth	7%	19%	5%	11%
Currency Effects (1)	(7)%	(9)%	(5)%	(8)%
Acquisitions	(1)%	(7)%	—%	(3)%
Core Sales Growth	(1)%	3%	—%	—%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

Three Months Ended March 31,	2026	% of Total	2025	% of Total

Domestic	$279,806	28%	$282,457	32%
Europe	510,850	52%	438,646	49%
Latin America	85,967	9%	72,514	8%
Asia	106,245	11%	93,688	11%
For discussion regarding net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
For the first three months of 2026, cost of sales ("COS") as a percentage of net sales increased to 64.2% compared to 62.1% in the same period in 2025. This increase is mainly due to the lower sales of some higher margin Pharma products, and lower margins on our tooling sales compared to the first three months of 2025.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our selling, research & development and administrative ("SG&A") expenses increased by approximately $12.3 million to $167.6 million in the first three months of 2026 compared to $155.3 million during the same period in 2025. Excluding changes in foreign currency rates, SG&A increased by approximately $2.7 million in the first three months of 2026 compared to the first three months of 2025. $2.6 million of this increase relates to incremental SG&A costs in 2026 due to our acquisitions. SG&A as a percentage of net sales decreased to 17.1% in the first three months of 2026 compared to 17.5% in the same period in 2025.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased by approximately $10.1 million to $75.7 million in the first three months of 2026 compared to $65.6 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $5.3 million in the first three months of 2026 compared to the same period a year ago. Of this increase, $3.8 million relates to incremental depreciation and amortization costs in 2026 due to our acquisitions. The remaining net increase is due to higher capital investments made to support our growth strategy offset by certain intangible assets being fully amortized. Depreciation and amortization as a percentage of net sales increased to 7.7% in the first three months of 2026 compared to 7.4% in the same period of the prior year.
RESTRUCTURING INITIATIVES
For the three months ended March 31, 2026 and 2025, we recognized $1.1 million and $2.0 million, respectively, of restructuring costs related to initiatives to better leverage our fixed cost base through growth and cost reduction measures. The cumulative expense incurred as of March 31, 2026 was $75.6 million.
Restructuring costs for the three months ended March 31, 2026 and 2025 were as follows:

Three Months Ended March 31,	2026	2025
Restructuring Initiatives by Segment:
Pharma	$5	$190
Beauty	1,301	395
Closures	249	1,352
Corporate & Other	(469)	105
Total Restructuring Initiatives	$1,086	$2,042
OPERATING INCOME
For the first three months of 2026, operating income decreased by approximately $6.0 million to $107.5 million compared to $113.4 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income decreased by approximately $15.8 million in the first three months of 2026 compared to the same period a year ago. This decrease was mainly driven by higher COS as a percentage of revenue, reflecting product mix and lower tooling margins, as well as lower sales of certain higher-margin products within our Pharma segment and higher depreciation costs to support our growth initiatives. Operating income as a percentage of net sales decreased to 10.9% in the first three months of 2026 compared to 12.8% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased approximately $5.6 million to $16.9 million in the first three months of 2026 compared to $11.4 million during the same period in 2025. Since the beginning of 2025, we have repaid $250.0 million of private placement debt having an interest rate of 3.6% and issued a total of $600.0 million in new notes with a fixed interest rate of 4.75%, thus increasing both the amount and the average interest rate of our debt in the first quarter of 2026 compared to the same period in the prior year. See Note 6 - Debt to the Condensed Consolidated Financial Statements for further details on our current debt structure.
NET OTHER INCOME (EXPENSE)
Net other income decreased approximately $0.7 million to $3.2 million of income for the three months ended March 31, 2026 from $3.9 million of income in the same period of the prior year. Higher interest income of $0.8 million was offset by approximately $1.4 million in lower equity results from affiliates in part due to our investment in BTY now being fully consolidated.

PROVISION FOR INCOME TAXES
The effective tax rate for the three months ended March 31, 2026 and 2025 was 22.4% and 25.8%, respectively. The lower effective tax rate for the three months ended March 31, 2026 reflects a more favorable mix of earnings and greater excess tax benefits from share-based compensation.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $72.7 million and $78.8 million in the three months ended March 31, 2026 and 2025, respectively.
PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer healthcare, injectables, active material science solutions and digital health markets form our Pharma segment.

Three Months Ended March 31,	2026	2025

Net Sales	$438,560	$409,467
Adjusted EBITDA (1)	146,223	142,450
Adjusted EBITDA margin (1)	33.3%	34.8%
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
Net sales for the first three months of 2026 increased by approximately 7% to $438.6 million compared to $409.5 million in the first three months of 2025. Changes in currency rates and acquisitions positively impacted net sales by 7% and 1%, respectively during the first three months of 2026. Therefore, core sales decreased by 1% in the first three months of 2026 compared to the same period in the prior year. Strong sales in our consumer healthcare and Injectables divisions, along with higher tooling sales could not compensate for lower prescription drug sales. Core sales of products included in our prescription drug division decreased 10% mainly on difficult emergency medicine comparisons to the prior year. Core sales in the consumer healthcare market increased 4% on higher demand for our eye care and nasal decongestant products. Injectables core sales increased 20% with strong demand primarily for elastomeric components used for GLP-1, biologics and antithrombotic applications. Core sales of our active material science solutions decreased 1% as increases in sales of our oral solid dose technologies could not offset declines in probiotic product sales.

Three Months Ended March 31, 2026 Net Sales Change over Prior Year	Prescription Drug (2)	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Reported Net Sales Growth	(4)%	20%	30%	3%	7%
Currency Effects (1)	(6)%	(11)%	(10)%	(4)%	(7)%
Acquisitions	—%	(5)%	—%	—%	(1)%
Core Sales Growth	(10)%	4%	20%	(1)%	(1)%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Prescription drug includes prescription drug and digital health solutions.
Adjusted EBITDA in the first three months of 2026 increased 3% to $146.2 million compared to $142.5 million in the same period of the prior year. This increase was mainly due to strong operational performance in the first quarter of 2026, a favorable currency impact and the core sales growth in consumer healthcare and injectables discussed above. However, due to the lower sales of our higher-margin emergency medicine products, our Adjusted EBITDA margin declined to 33.3% in the first three months of 2026 compared to 34.8% in the first three months of 2025.

BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Beauty segment.

Three Months Ended March 31,	2026	2025

Net Sales	$363,635	$305,707
Adjusted EBITDA (1)	40,482	37,138
Adjusted EBITDA margin (1)	11.1%	12.1%
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
For the first three months of 2026, reported net sales of $363.6 million increased 19% compared to $305.7 million reported in the first three months of the prior year. Changes in currency rates and acquisitions positively impacted net sales by 9% and 7%, respectively, in the first three months of 2026. Therefore, core sales increased 3% during the first three months of 2026 compared to the same period in the prior year. Overall, improving volumes were slightly offset by lower tooling sales and the pass through of lower material costs. Core sales of our products to the F&F market increased 3% during the first three months of 2026 due to strong demand for our prestige and masstige fragrance technologies as well as our color cosmetic products. Personal care core sales improved 6% over the prior year on higher sales of our hair care and body and skincare products. Core sales of our home care market products, which makes up a smaller percentage of our total sales, declined 12% on lower demand from our customers selling air care and surface cleaning products.

Three Months Ended March 31, 2026 Net Sales Change over Prior Year	F&F (2)	Personal Care	Home Care	Total
Reported Net Sales Growth	24%	15%	12%	19%
Currency Effects (1)	(11)%	(9)%	(6)%	(9)%
Acquisitions	(10)%	—%	(18)%	(7)%
Core Sales Growth	3%	6%	(12)%	3%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)F&F includes fragrance, facial skincare and color cosmetics.
Adjusted EBITDA in the first three months of 2026 increased 9% to $40.5 million compared to $37.1 million reported in the same period in the prior year. This increase was mainly driven by improving fragrance and color cosmetic volumes mentioned above along with a favorable currency impact. However, some isolated operational issues led to our Adjusted EBITDA margin to decline from 12.1% in the first three months of 2025 to 11.1% during the first three months of 2026.
CLOSURES SEGMENT
Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and other markets form our Closures segment. Our food protection business and elastomeric flow-control technology business continue to report through the Closures segment.

Three Months Ended March 31,	2026	2025

Net Sales	$180,673	$172,131
Adjusted EBITDA (1)	23,657	27,260
Adjusted EBITDA margin (1)	13.1%	15.8%
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

Net sales for the first three months of 2026 increased approximately 5% to $180.7 million compared to $172.1 million in the first three months of 2025. Changes in currency rates positively impacted net sales by 5%. Therefore, core sales were flat in the first three months of 2026 compared to the same period in the prior year as higher product and tooling sales for the first quarter of 2026 was fully offset by the pass through of lower resin costs. Core sales to our food customers declined 3% mainly due to the resin impact noted above. Increases in sales of our products to the food service and sauce and condiment markets were offset by lower Asian sauces and granular powder product sales. Core sales to our beverage customers increased 10% during the first three months of 2026 on strong tooling sales and improving dairy and liquid coffee creamer application sales. Personal care core sales declined 12% on lower tooling sales and sales of our hair care solutions while the other markets improved by 13% on stronger sales of our laundry and dish care products.

Three Months Ended March 31, 2026 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	1%	17%	(7)%	21%	5%
Currency Effects (1)	(4)%	(7)%	(5)%	(8)%	(5)%
Core Sales Growth	(3)%	10%	(12)%	13%	—%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and other markets.
Adjusted EBITDA in the first three months of 2026 decreased 13% to $23.7 million compared to $27.3 million reported in the same period of the prior year. The positive impact of higher product sales discussed above was offset by some operational issues and a $0.9 million write-off of an equity investment. This led to our Adjusted EBITDA margin declining from 15.8% in the first three months of 2025 to 13.1% during the first three months of 2026.
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
For the first three months of 2026, Corporate & Other costs decreased to $21.5 million compared to $23.5 million reported in the same period of the prior year. This decrease is mainly due to lower incentive compensation costs.
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
In our Management’s Discussion and Analysis, we exclude the impact of foreign currency translation when presenting net sales and other information, which we define as “constant currency.” Core sales, which excludes the impact of acquisitions and foreign currency translation is a non-U.S. GAAP financial measure. Core sales growth is calculated as current-period core sales less prior period core sales divided by prior period core sales multiplied by a hundred. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current period foreign currency exchange rates. As a result, management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions when comparing results to prior periods. Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures. We believe it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.

We present earnings before net interest and taxes (“EBIT”), earnings before net interest, taxes, depreciation and amortization (“EBITDA”) and adjusted earnings per share. We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”), adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and adjusted earnings per share, all of which exclude restructuring initiatives, acquisition-related costs, purchase accounting adjustments related to acquisitions and investments, net unrealized investment gains and losses related to observable market price changes on equity securities, and other special items. For the three months ended March 31, 2026, "Other special items" include costs incurred related to non-ordinary-course litigation regarding matters under "Legal Proceedings" within Note 12 - Commitments and Contingencies as these costs do not reflect our core operating performance. Our Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates and changes in the fair value of equity investments, or reliably predicted because they are not part of our routine activities, such as restructuring initiatives, acquisition-related costs and other special items.
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

	Three Months Ended
	March 31, 2026

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$982,868	$438,560	$363,635	$180,673	$—	$—

Reported net income	$72,767
Reported income taxes	21,004
Reported income before income taxes	93,771	106,658	14,458	9,184	(23,229)	(13,300)
Adjustments:
Restructuring initiatives	1,086	5	1,301	249	(469)
Net investment loss	1,086				1,086
Transaction costs related to acquisitions	45	45	—	—	—
Purchase accounting adjustments related to acquisitions and investments	145	145	—	—	—
Other special items	3,727	3,727	—	—	—
Adjusted earnings before income taxes	99,860	110,580	15,759	9,433	(22,612)	(13,300)
Interest expense	16,942					16,942
Interest income	(3,642)					(3,642)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	113,160	110,580	15,759	9,433	(22,612)	—
Depreciation and amortization	75,725	35,643	24,723	14,224	1,135
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$188,885	$146,223	$40,482	$23,657	$(21,477)	$—

Reported net income margin (Reported net income / Reported Net Sales)	7.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.2%	33.3%	11.1%	13.1%

	Three Months Ended
	March 31, 2025

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$887,305	$409,467	$305,707	$172,131	$—	$—

Reported net income	$78,663
Reported income taxes	27,352
Reported income before income taxes	106,015	111,112	16,681	12,333	(25,574)	(8,537)
Adjustments:
Restructuring initiatives	2,042	190	395	1,352	105
Net investment loss	1,096				1,096
Adjusted earnings before income taxes	109,153	111,302	17,076	13,685	(24,373)	(8,537)
Interest expense	11,351					11,351
Interest income	(2,814)					(2,814)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	117,690	111,302	17,076	13,685	(24,373)	—
Depreciation and amortization	65,647	31,148	20,062	13,575	862
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$183,337	$142,450	$37,138	$27,260	$(23,511)	$—

Reported net income margin (Reported net income / Reported Net Sales)	8.9%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.7%	34.8%	12.1%	15.8%

Reconciliation of Adjusted Earnings Per Diluted Share	Three Months Ended March 31,
	2026	2025

Income before Income Taxes	$93,771	$106,015

Adjustments:
Restructuring initiatives	1,086	2,042
Net investment loss	1,086	1,096
Transaction costs related to acquisitions	45	—
Purchase accounting adjustments related to acquisitions and investments	145	—
Other special items	3,727	—
Foreign currency effects (1)		8,992
Adjusted Earnings before Income Taxes	$99,860	$118,145

Provision for Income Taxes	$21,004	$27,352

Adjustments:
Restructuring initiatives	279	506
Net investment loss	266	269
Transaction costs related to acquisitions	11	—
Purchase accounting adjustments related to acquisitions and investments	49	—
Other special items	953	—
Foreign currency effects (1)		2,320
Adjusted Provision for Income Taxes	$22,562	$30,447

Net (Income) Loss Attributable to Noncontrolling Interests	$(4)	$135
Net Income Attributable to Redeemable Noncontrolling Interests	$(89)	$—

Net Income Attributable to AptarGroup, Inc.	$72,674	$78,798

Adjustments:
Restructuring initiatives	807	1,536
Net investment loss	820	827
Transaction costs related to acquisitions	34	—
Purchase accounting adjustments related to acquisitions and investments	96	—
Other special items	2,774	—
Foreign currency effects (1)		6,672
Adjusted Net Income Attributable to AptarGroup, Inc.	$77,205	$87,833

Average Number of Diluted Shares Outstanding	64,834	67,491

Net Income Attributable to AptarGroup, Inc. Per Diluted Share	$1.12	$1.17

Adjustments:
Restructuring initiatives	0.01	0.02
Net investment loss	0.01	0.01
Transaction costs related to acquisitions	—	—
Purchase accounting adjustments related to acquisitions and investments	—	—
Other special items	0.05	—
Foreign currency effects (1)		0.10
Adjusted Net Income Attributable to AptarGroup, Inc. Per Diluted Share	$1.19	$1.30
______________________________________________________________
(1)Foreign currency effects are approximations of the adjustment necessary to state the prior year earnings and earnings per share using current period foreign currency exchange rates.

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2026	2025

Revolving credit facility and overdrafts	$189,046	$183,947
Current maturities of long-term obligations, net of unamortized debt issuance costs	33,120	159,584
Long-Term Obligations, net of unamortized debt issuance costs	1,143,370	1,139,433
Total Debt	1,365,536	1,482,964
Less:
Cash and equivalents	222,529	402,424
Short-term investments	6,948	7,109
Net Debt	$1,136,059	$1,073,431

Total Stockholders' Equity	$2,647,557	$2,685,981
Net Debt	1,136,059	1,073,431
Net Capital	$3,783,616	$3,759,412

Net Debt to Net Capital	30.0%	28.6%

Free Cash Flow Reconciliation
Three Months Ended March 31,	2026	2025

Net Cash Provided by Operations	$118,694	$82,742
Capital Expenditures	(65,396)	(56,862)
Free Cash Flow	$53,298	$25,880
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
During the three months ended March 31, 2026, the U.S. dollar was weaker compared to all European currencies, most Latin American currencies and the Thai baht. This resulted in an additive impact on our translated results during the first quarter of 2026 when compared to the first quarter of 2025.
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

Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of March 31, 2026, our estimated stock-based compensation expense on a pre-tax basis for the year 2026 compared to 2025 is as follows:

	2026	2025
First Quarter	$16,764	$19,193
Second Quarter (estimated for 2026)	9,023	8,813
Third Quarter (estimated for 2026)	8,938	8,766
Fourth Quarter (estimated for 2026)	8,931	7,169
	$43,656	$43,941
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
Cash and equivalents and restricted cash decreased to $225.0 million at March 31, 2026 from $404.8 million at December 31, 2025. Total short- and long-term interest-bearing debt decreased from $1.48 billion at December 31, 2025 to $1.37 billion at March 31, 2026. The ratio of our Net Debt (interest-bearing debt less cash and cash equivalents and short-term investments) to Net Capital (stockholders’ equity plus Net Debt) increased to 30.0% at March 31, 2026 from 28.6% at December 31, 2025. See the reconciliation under “Non-U.S. GAAP Measures.”
In the first three months of 2026, our operations provided approximately $118.7 million in net cash flow compared to $82.7 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.
We used $65.1 million in cash for investing activities during the first three months of 2026 compared to $56.6 million during the same period a year ago. Our primary use of such cash was on capital expenditures in the amount of $65.4 million during the first three months of 2026.
Financing activities used $230.3 million in cash during the first three months of 2026 compared to $134.8 million in cash used by financing activities during the same period a year ago. During the first three months of 2026, we paid $30.9 million in dividends, purchased $100.0 million of our common stock which we placed into treasury stock, repaid in full the $125.0 million of long-term debt primarily related to the 3.60% Senior Notes that were due in February 2026 and received proceeds of $18.5 million on stock option exercises.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short-term financing of up to $30.0 million that is available in the U.S. No balance was outstanding under this arrangement as of March 31, 2026.
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks which provides us with unsecured financing of up to $600.0 million, which may be increased by up to $300.0 million subject to certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and can be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of March 31, 2026, we had utilized $7.0 million and €130.0 million ($150.3 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.As of December 31, 2025, €130.0 million ($152.6 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.

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
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of March 31, 2026, $141.1 million was utilized under the Term Loan.
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2026
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.43 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	13.69 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the amended revolving credit facility agreement.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.7 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200.0 million of our fixed USD debt to fixed EUR debt.
On April 23, 2026, the Board of Directors declared a quarterly cash dividend of $0.48 per share payable on May 27, 2026 to stockholders of record as of May 6, 2026.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued ASUs to the FASB’s Accounting Standards Codification that have future effective dates. Standards that have been adopted during 2026 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
OUTLOOK
We expect adjusted earnings per share for the second quarter of 2026 to be in the range of $1.32 to $1.40. This guidance assumes an effective tax rate range of 22.5% to 24.5%. The earnings per share guidance range is assuming a 1.18 Euro to USD exchange rate. Our total 2026 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $310.0 million to $320.0 million.

FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential”, "continues", “are optimistic” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:
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

Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Please refer to Item 1A (Risk Factors) of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional risks and uncertainties that may cause our actual results or other events to differ materially from those expressed or implied in such forward-looking statements.

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
The table below provides information as of March 31, 2026 about our forward currency exchange contracts. The majority of the contracts expire before the end of the second quarter of 2026.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$32,490	1.1785	26,210 - 32,490
USD / MXN	29,500	18.2693	24,500 - 29,500
CZK / EUR	11,384	0.0411	9,012 - 11,384
EUR / BRL	9,531	6.3398	9,531 - 9,730
USD / EUR	5,043	0.8517	5,043 - 10,327
EUR / CZK	4,396	24.4063	0 - 4,396
EUR / MXN	3,438	21.4416	3,438 - 6,334
CHF / EUR	2,650	1.0934	658 - 2,650
EUR / THB	2,594	36.4046	2,594 - 2,735
EUR / CHF	2,380	0.9135	2,380 - 3,755
GBP / EUR	1,380	1.1485	1,088 - 1,471
CHF / USD	1,218	1.2973	331 - 1218
GBP / USD	348	1.3317	0 - 348
EUR / GBP	329	0.8696	41 - 764
USD / GBP	217	0.7451	156 - 418
CZK / USD	117	0.0481	117 - 383
USD / CHF	80	0.7789	80 - 569
USD / CZK	22	20.7495	22 - 312
Total	$107,117
As of March 31, 2026, we have recorded the fair value of foreign currency forward exchange contracts of $0.8 million in prepaid and other and $1.3 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven-year USD/EUR fixed-to-fixed cross-currency interest rate swap to effectively hedge the interest rate exposure relating to $203.0 million of the $400.0 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203.0 million of fixed-rate 3.60% USD debt to €200.0 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $27.2 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended March 31, 2026, we implemented ERP systems at one operating site. Consequently, the control environment has been modified at this location to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial conditions and future results. Other than the risk factors set forth below, there have been no material changes from the risk factors discussed in our Annual Report.9
Geopolitical conditions, including trade disputes and acts of war or terrorism, could have a material adverse effect on our operations and financial results. Our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. Such events could make it difficult, impossible or more expensive to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, all of which could adversely affect our business globally or in certain regions. In addition, our customers may export their finished products using our dispensing mechanisms that were sold in other regions and an adverse geopolitical event may impact the sales of our customers’ products and thus indirectly negatively impact the demand for our drug and consumer product dosing, dispensing and protection technologies. Although our business serves 10 end markets and many geographies and we believe our business model, coupled with our global customer base, allows some protection from dependency on any one geographic region, country or even trade route, our global business model may not be successful in insulating our operations from disruptive geopolitical conditions and we do face some risk related to trade policies specific to any country we operate in or to which our customers export their products.
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
Additionally, other regional incidents may cause delays in the global supply chain and have the potential to significantly increase shipping costs. For example, conflicts and other instability in the Middle East, including recent developments involving Iran, may disrupt our manufacturing operations, the shipment of our products and materials into, out of and through the region. In addition to the potential disruptions, we are experiencing higher raw material, shipping and energy costs which we intend to offset with price increases.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended March 31, 2026, the Plan purchased 11,757 shares of our common stock on behalf of the participants at an average price of $129.63, for an aggregate amount of $1.5 million, and sold 13,101 shares of our common stock on behalf of the participants at an average price of $132.55, for an aggregate amount of $1.7 million. At March 31, 2026, the Plan owned 123,114 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES
On February 3, 2026, a new share purchase authorization of up to $600.0 million of common stock was authorized. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three months ended March 31, 2026, we repurchased approximately 707 thousand shares for $100.0 million.
The following table summarizes our purchases of our securities for the quarter ended March 31, 2026:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

1/1/26 - 1/31/26	—	$—	—	$600.0
2/1/26 - 2/28/26	707,152	141.37	707,152	500.0
3/1/26 - 3/31/26	—	—	—	500.0
Total	707,152	$141.37	707,152	$500.0

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.1**
Employment Agreement dated as of March 16, 2026 between AptarGroup, Inc. and Gael Touya, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 17, 2026, is hereby incorporated by reference.

Exhibit 10.2**
Letter Agreement dated as of March 16, 2026 between AptarGroup, Inc. and Stephan Tanda, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed on March 17, 2026, is hereby incorporated by reference.

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

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2026, filed with the SEC on May 1, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three Months Ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Balance Sheets – March 31, 2026 and December 31, 2025, (v) the Condensed Consolidated Statements of Changes in Equity – Three Months Ended March 31, 2026 and 2025, (vi) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2026 and 2025 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 1, 2026