Form 10-Q
period 2026-06-30
APTARGROUP, INC.
filed 2026-07-31
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of July 27, 2026, was 63,581,129 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2026

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$1,026,508	$966,009	$2,009,376	$1,853,314
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	660,991	598,994	1,291,950	1,149,885
Selling, research & development and administrative	157,735	151,139	325,337	306,416
Depreciation and amortization	79,641	69,904	155,366	135,551
Restructuring initiatives	1,419	1,579	2,505	3,621
Total Operating Expenses	899,786	821,616	1,775,158	1,595,473
Operating Income	126,722	144,393	234,218	257,841

Other (Expense) Income:
Interest expense	(16,001)	(10,850)	(32,943)	(22,201)
Interest income	2,787	1,880	6,429	4,694
Net investment gain (loss)	937	2,102	(149)	1,006
Equity in results of affiliates	1,404	2,309	2,118	4,395
Miscellaneous expense, net	(802)	(120)	(855)	(6)
Total Other (Expense) Income	(11,675)	(4,679)	(25,400)	(12,112)

Income before Income Taxes	115,047	139,714	208,818	245,729

Provision for Income Taxes	27,037	27,982	48,041	55,334

Net Income	$88,010	$111,732	$160,777	$190,395

Net (Income) Loss Attributable to Noncontrolling Interests	(152)	(12)	(156)	123
Net Income Attributable to Redeemable Noncontrolling Interests	(285)	—	(374)	—

Net Income Attributable to AptarGroup, Inc.	$87,573	$111,720	$160,247	$190,518

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.38	$1.69	$2.51	$2.88
Diluted	$1.36	$1.67	$2.48	$2.83

Average Number of Shares Outstanding:
Basic	63,634	65,995	63,841	66,132
Diluted	64,208	67,048	64,504	67,262

Dividends per Common Share	$0.48	$0.45	$0.96	$0.90

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Income Attributable to AptarGroup, Inc. and Noncontrolling Interests	$87,725	$111,732	$160,403	$190,395
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(10,516)	162,756	(30,267)	245,117
Changes in derivative gains (losses), net of tax	1,890	(14,138)	5,956	(18,005)
Changes in defined benefit pension plan, net of tax
Actuarial (loss) gain, net of tax	(82)	46	3,409	114
Amortization of prior service cost included in net income, net of tax	(49)	133	40	246
Amortization of net loss included in net income, net of tax	168	16	188	35
Total defined benefit pension plan, net of tax	37	195	3,637	395
Total other comprehensive (loss) income	(8,589)	148,813	(20,674)	227,507
Comprehensive Income	79,136	260,545	139,729	417,902
Comprehensive Income Attributable to Noncontrolling Interests	(368)	(3,716)	(545)	(3,656)
Comprehensive Income Attributable to AptarGroup, Inc.	$78,768	$256,829	$139,184	$414,246
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	June 30, 2026	December 31, 2025
Assets
Cash and equivalents	$190,402	$402,424
Short-term investments	6,864	7,109
Accounts and notes receivable, less current expected credit loss (“CECL”) of $16,995 in 2026 and $17,732 in 2025	897,660	803,830
Inventories	580,136	537,845
Prepaid and other	159,754	142,354
Total Current Assets	1,834,816	1,893,562
Land	30,810	31,503
Buildings and improvements	884,910	885,936
Machinery and equipment	3,699,708	3,658,289
Property, Plant and Equipment, Gross	4,615,428	4,575,728
Less: Accumulated depreciation	(2,969,447)	(2,899,249)
Property, Plant and Equipment, Net	1,645,981	1,676,479
Investments in equity securities	134,751	131,030
Goodwill	1,069,666	1,077,898
Intangible assets, net	233,739	255,339
Operating lease right-of-use assets	61,036	65,698
Miscellaneous	153,225	152,713
Total Other Assets	1,652,417	1,682,678
Total Assets	$5,133,214	$5,252,719
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	June 30, 2026	December 31, 2025
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities:
Short-term obligations	$217,540	$183,947
Current maturities of long-term obligations, net of unamortized debt issuance costs	31,699	159,584
Accounts payable, accrued and other liabilities	887,308	822,913
Total Current Liabilities	1,136,547	1,166,444
Long-Term Obligations, net of unamortized debt issuance costs	1,118,415	1,139,433
Deferred income taxes	17,226	19,649
Retirement and deferred compensation plans	66,143	67,596
Operating lease liabilities	43,911	47,940
Deferred and other non-current liabilities	76,527	99,432
Commitments and contingencies - (See Note 12)	—	—
Total Deferred Liabilities and Other	203,807	234,617
Mezzanine Equity:
Redeemable Noncontrolling Interests	27,722	26,244
Total Mezzanine Equity	27,722	26,244
AptarGroup, Inc. stockholders’ equity:
Common stock, $.01 par value, 199.0 million shares authorized, 73.2 million and 72.8 million shares issued as of June 30, 2026 and December 31, 2025, respectively	732	728
Capital in excess of par value	1,190,755	1,165,518
Retained earnings	2,741,148	2,642,552
Accumulated other comprehensive loss	(207,325)	(186,382)
Less: Treasury stock at cost, 9.6 million and 8.6 million shares as of June 30, 2026 and December 31, 2025	(1,097,017)	(954,320)
Total AptarGroup, Inc. Stockholders’ Equity	2,628,293	2,668,096
Noncontrolling interests in subsidiaries	18,430	17,885
Total Stockholders’ Equity	2,646,723	2,685,981
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,133,214	$5,252,719
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2026 and 2025	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - March 31, 2025	$2,419,414	$(350,858)	$726	$(674,344)	$1,142,620	$13,976	$2,551,534
Net income	111,720	—	—	—	—	12	111,732
Foreign currency translation adjustments	(1)	159,053	—	—	—	3,704	162,756
Changes in unrecognized pension gains and related amortization, net of tax	—	195	—	—	—	—	195
Changes in derivative losses, net of tax	—	(14,138)	—	—	—	—	(14,138)
Stock awards and option exercises	—	—	1	4,534	1,107	—	5,642
Cash dividends declared on common stock	(29,718)	—	—	—	—	—	(29,718)
Treasury stock purchased	—	—	—	(70,000)	—	—	(70,000)
Excise tax on treasury shares	—	—	—	(189)	—	—	(189)
Balance - June 30, 2025	$2,501,415	$(205,748)	$727	$(739,999)	$1,143,727	$17,692	$2,717,814

Balance - March 31, 2026	$2,684,382	$(198,716)	$731	$(1,049,607)	$1,192,705	$18,062	$2,647,557
Net income	87,573	—	—	—	—	152	87,725
Foreign currency translation adjustments	(196)	(10,536)	—	—	—	216	(10,516)
Changes in unrecognized pension gains and related amortization, net of tax	—	37	—	—	—	—	37
Changes in derivative gains, net of tax	—	1,890	—	—	—	—	1,890
Stock awards and option exercises	—	—	1	2,828	(1,950)	—	879
Cash dividends declared on common stock	(30,611)	—	—	—	—	—	(30,611)
Treasury stock purchased	—	—	—	(50,000)	—	—	(50,000)
Excise tax on treasury shares	—	—	—	(238)	—	—	(238)
Balance - June 30, 2026	$2,741,148	$(207,325)	$732	$(1,097,017)	$1,190,755	$18,430	$2,646,723

In thousands

Six Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2026 and 2025	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2024	$2,370,537	$(429,475)	$725	$(595,781)	$1,125,882	$14,036	$2,485,924
Net income (loss)	190,518	—	—	—	—	(123)	190,395
Foreign currency translation adjustments	1	241,337	—	—	—	3,779	245,117
Changes in unrecognized pension gains and related amortization, net of tax	—	395	—	—	—	—	395
Changes in derivative losses, net of tax	—	(18,005)	—	—	—	—	(18,005)
Stock awards and option exercises	—	—	2	6,554	17,845	—	24,401
Cash dividends declared on common stock	(59,641)	—	—	—	—	—	(59,641)
Treasury stock purchased	—	—	—	(150,000)	—	—	(150,000)
Excise tax on treasury shares	—	—	—	(772)	—	—	(772)
Balance - June 30, 2025	$2,501,415	$(205,748)	$727	$(739,999)	$1,143,727	$17,692	$2,717,814

Balance - December 31, 2025	$2,642,552	$(186,382)	$728	$(954,320)	$1,165,518	$17,885	$2,685,981
Net income	160,247	—	—	—	—	156	160,403
Foreign currency translation adjustments	(120)	(30,536)	—	—	—	389	(30,267)
Changes in unrecognized pension gains and related amortization, net of tax	—	3,637	—	—	—	—	3,637
Changes in derivative gains, net of tax	—	5,956	—	—	—	—	5,956
Stock awards and option exercises	—	—	4	8,074	25,237	—	33,315
Cash dividends declared on common stock	(61,531)	—	—	—	—	—	(61,531)
Treasury stock purchased	—	—	—	(149,973)	—	—	(149,973)
Excise tax on treasury shares	—	—	—	(798)	—	—	(798)
Balance - June 30, 2026	$2,741,148	$(207,325)	$732	$(1,097,017)	$1,190,755	$18,430	$2,646,723
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2026	2025

Cash Flows from Operating Activities:
Net income	$160,777	$190,395
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	132,792	113,720
Amortization	22,574	21,831
Stock-based compensation	24,072	27,208
Provision for CECL	491	769
Loss (gain) on disposition of fixed assets	776	(366)
Net loss (gain) on remeasurement of equity securities	149	(1,006)
Deferred income taxes	(3,098)	(21,322)
Defined benefit plan expense	6,885	6,720
Equity in results of affiliates	(2,118)	(4,395)
Impairment loss	1,550	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(99,336)	(83,207)
Inventories	(48,178)	(15,951)
Prepaid and other current assets	(18,940)	(21,141)
Accounts payable, accrued and other liabilities	67,020	21,653
Income taxes payable	(5,761)	(908)
Retirement and deferred compensation plan liabilities	64	(10,579)
Retirement and deferred compensation plan assets	(13,340)	(7,537)
Other changes, net	(4,199)	(7,184)
Net Cash Provided by Operations	222,180	208,700
Cash Flows from Investing Activities:
Capital expenditures	(122,959)	(120,287)
Proceeds from government grants	—	3,308
Proceeds from sale of property, plant and equipment	2,635	79
(Purchases) and maturities of short-term investments, net	(108)	2,819
Acquisition of businesses, net of cash acquired and release of escrow	(156)	(7,934)
Acquisition of intangible assets, net	(893)	(4,006)
Notes receivable, net	(406)	(49)
Net Cash Used by Investing Activities	(121,887)	(126,070)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	8,052	—
Repayments of notes payable and overdrafts	(8,820)	—
Proceeds of short-term revolving credit facility, net	37,500	69,103
Proceeds from long-term obligations	6,063	885
Repayments of long-term obligations	(155,942)	(32,950)
Payment of contingent consideration obligation	(3,730)	—
Dividends paid	(61,531)	(59,641)
Proceeds from stock option exercises	18,981	10,561
Purchase of treasury stock	(149,973)	(150,000)
Redeemable noncontrolling interest	1,112	—
Net Cash Used by Financing Activities	(308,288)	(162,042)
Effect of Exchange Rate Changes on Cash	(4,027)	17,296
Net Decrease in Cash and Equivalents and Restricted Cash	(212,022)	(62,116)
Cash and Equivalents and Restricted Cash at Beginning of Period	404,849	223,844
Cash and Equivalents and Restricted Cash at End of Period	$192,827	$161,728

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Sommaplast acquisition.

Six Months Ended June 30,	2026	2025

Cash and equivalents	$190,402	$161,728
Restricted cash included in prepaid and other	606	—
Restricted cash included in miscellaneous	1,819	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$192,827	$161,728

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
Amounts reported in thousands within this Quarterly Report on Form 10‑Q are computed based on actual amounts. As a result, the sum of the components may not equal the total amount reported due to rounding. In addition, certain columns and rows within tables may not sum to the reported totals due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.
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

We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: 2025 and 2026 earnings for Aptar France, all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia. Under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation upon repatriation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals. See Note 5 – Income Taxes for more information.
We provide a liability for the amount of unrecognized tax benefits on uncertain tax positions. This liability is provided whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition.
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
SUPPLY CHAIN FINANCE PROGRAM
We regularly renegotiate our supplier contracts and as a result have been successful in securing extended payment terms with many of our suppliers to be in line with local and regional trends. We facilitate a supply chain finance program (“SCF”) across Europe and the U.S. that is administered by a third-party platform. Eligible suppliers can elect to receive early payment of invoices, less an interest deduction, and negotiate their receivable sales arrangements through the third-party platform on behalf of the respective SCF bank. We are not a party to those agreements, and the terms of our payment obligations are not impacted by a supplier's participation in the SCF. The Company's responsibility under the agreements is limited to making payment to the financial institutions for confirmed invoices based on the terms originally negotiated with its suppliers. Accordingly, we have concluded that this program continues to be a trade payable program and is not indicative of a borrowing arrangement. Under these agreements, the average payment terms range from 60 to 120 days and are based on industry standards and best practices within each of our regions.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of June 30, 2026, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $36.5 million.
To the extent our financial position allows and we believe there is a clear financial benefit, we may benefit from early payment discounts with some suppliers. While we have offered third party alternatives for our suppliers to receive payments sooner, we generally do not utilize these offerings from our customers as current economic conditions do not make them beneficial for us.
NOTE 2 – REVENUE
Revenue by segment and geography based on shipped to locations for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30, 2026
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$230,731	$143,711	$19,554	$64,171	$458,167
Beauty	221,178	60,339	42,187	43,750	367,454
Closures	69,126	87,951	23,320	20,490	200,887
Total	$521,035	$292,001	$85,061	$128,411	$1,026,508

	For the Three Months Ended June 30, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$211,829	$161,162	$13,520	$56,078	$442,589
Beauty	205,236	56,832	42,907	29,874	334,849
Closures	58,930	91,755	19,715	18,171	188,571
Total	$475,995	$309,749	$76,142	$104,123	$966,009

	For the Six Months Ended June 30, 2026
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$457,417	$285,165	$39,242	$114,903	$896,727
Beauty	444,054	117,108	88,466	81,461	731,089
Closures	130,414	169,534	43,320	38,292	381,560
Total	$1,031,885	$571,807	$171,028	$234,656	$2,009,376

	For the Six Months Ended June 30, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$410,522	$302,823	$25,501	$113,210	$852,056
Beauty	393,145	115,029	82,493	49,889	640,556
Closures	110,974	174,354	40,662	34,712	360,702
Total	$914,641	$592,206	$148,656	$197,811	$1,853,314
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
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of June 30, 2026	Balance as of December 31, 2025	Increase/ (Decrease)
Contract asset (current)	$16,726	$11,600	$5,126
Contract liability (current)	79,525	74,827	4,698
Contract liability (long-term)	36,294	49,901	(13,607)
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current period against contract liabilities is $82.6 million, including $47.6 million relating to contract liabilities at the beginning of the year. Current contract assets are included within Prepaid and other, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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

To determine when the control transfers, we typically assess, among other things, the shipping terms of the contract, with shipping being one of the indicators of transfer of control. For a majority of product sales, control of the goods transfers to the customer at the time of shipment of the goods. Once the goods are shipped, we are precluded from redirecting the shipment to another customer. Therefore, our performance obligation is satisfied at the time of shipment. For sales in which control transfers upon delivery, shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs and revenue is recorded upon final delivery to the customer location. We have elected to account for shipping and handling costs that occur after the customer has obtained control of a good as fulfillment costs rather than as a promised service. We do not have any material payment terms as payment is typically received shortly after the point of sale.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of June 30, 2026 or December 31, 2025.
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

NOTE 3 - INVENTORIES
Inventories, by component, net of reserves, consisted of:

	June 30, 2026	December 31, 2025
Raw materials	$163,424	$152,574
Work in process	196,781	194,176
Finished goods	219,931	191,095
Total	$580,136	$537,845

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 by reporting segment were as follows:

	Pharma	Beauty	Closures	Total
Balance as of December 31, 2025	$538,703	$370,848	$168,347	$1,077,898
Foreign currency exchange effects	(7,167)	(624)	(441)	(8,232)
Balance as of June 30, 2026	$531,536	$370,224	$167,906	$1,069,666
The table below shows a summary of intangible assets as of June 30, 2026 and December 31, 2025.

		June 30, 2026			December 31, 2025
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	12.5	$18,869	$(4,687)	$14,182	$19,032	$(4,016)	$15,016
Acquired technology	11.0	155,173	(104,338)	50,835	157,350	(99,551)	57,799
Customer relationships	11.7	330,957	(187,760)	143,197	332,088	(177,686)	154,402
Trademarks and trade names	4.7	46,293	(42,873)	3,420	46,885	(41,726)	5,159
License agreements and other	20.5	33,853	(11,748)	22,105	32,927	(9,964)	22,963
Total intangible assets	11.5	$585,145	$(351,406)	$233,739	$588,282	$(332,943)	$255,339
Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2026 and 2025 was $11,159 and $11,087, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2026 and 2025 was $22,574 and $21,831, respectively.
As of June 30, 2026, future estimated amortization expense for the years ending December 31 is as follows:

2026	$22,173	(remaining estimated amortization for 2026)
2027	37,614
2028	34,693
2029	33,560
2030	31,034
Thereafter	74,665
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2026.

NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items.
The Organisation for Economic Co-operation and Development’s Model Global Anti-Base Erosion rules under Pillar Two have been enacted by various countries beginning in 2024. These enacted laws relate to the Pillar Two safe harbors, Income Inclusion Rule, Qualified Domestic Minimum Top-up Tax and the Undertaxed Profits Rule for 2025 and onward. We have analyzed the provisions in the applicable jurisdictions and provided for the appropriate tax amounts. We do not expect a material impact from Pillar Two related taxes for 2026.
The effective tax rate for the three months ended June 30, 2026 and 2025, respectively, was 23.5% and 20.0%. The effective tax rate for the six months ended June 30, 2026 and 2025, respectively, was 23.0% and 22.5%. The effective tax rate for the three and six months ended June 30, 2026 did not include a deferred tax benefit from the release of a valuation allowance, and greater tax benefits from share-based compensation that existed in the prior-year period.
Given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to support the realization of $2.0 million to $5.0 million of deferred tax assets, for which there is currently a corresponding valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change pending the level of profitability that we are able to actually achieve.
NOTE 6 – DEBT
Short-Term Obligations
At June 30, 2026 and December 31, 2025, our short-term obligations, revolving credit facility and overdrafts consisted of the following:

	June 30, 2026	December 31, 2025
Short-term obligations 2.57% (1)	$31,495	$31,314
Revolving credit facility 3.54% (1)	186,045	152,633
	$217,540	$183,947
________________________________________
(1)The rate represents the weighted-average interest rate as of June 30, 2026.
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks that provides us with unsecured financing of up to $600.0 million, which may be increased by up to $300.0 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and could be drawn in various currencies including USD, EUR, GBP, and CHF. On July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of June 30, 2026, we had utilized $37.5 million and €130.0 million ($148.5 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2025, €130.0 million ($152.6 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
We also have an unsecured money market borrowing arrangement to provide short-term financing of up to $30.0 million that is available in the U.S. No borrowing on this facility is permitted over a quarter-end date. As such, no balance was outstanding under this arrangement as of June 30, 2026 or December 31, 2025.

Long-Term Obligations
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of June 30, 2026 and December 31, 2025, $116.2 million and $141.1 million, respectively, was utilized under the Term Loan. On February 26, 2026, we repaid in full the $125.0 million of 3.60% Senior Notes that were due in February 2026.
At June 30, 2026 and December 31, 2025, our long-term obligations consisted of the following:

	June 30, 2026	December 31, 2025
Notes payable 3.65%, due in monthly and annual installments through 2035 (1)	$19,022	$17,051
Senior unsecured notes 3.60%, due in 2026	—	125,000
Term loan 4.97% floating, due in 2027	116,200	141,100
Senior unsecured notes 4.75%, due in 2031, net of discount of $0.4 million	599,559	599,512
Senior unsecured notes 3.60%, due in 2032, net of discount of $0.6 million	399,413	399,361
Finance Lease Liabilities	23,436	25,339
Unamortized debt issuance costs	(7,516)	(8,346)
	$1,150,114	$1,299,017
Current maturities of long-term obligations	(31,699)	(159,584)
Total long-term obligations	$1,118,415	$1,139,433
________________________________________
(1)The rate represents the weighted-average interest rate as of June 30, 2026.
The aggregate long-term maturities, excluding finance lease liabilities, which are discussed in Note 7, and unamortized debt issuance costs due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$28,990
Year Two	93,222
Year Three	2,198
Year Four	1,603
Year Five	599,559
Thereafter	408,622
Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2026
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.49 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.48 to 1.00
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

The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$5,590	$5,637	$11,445	$10,877

Finance lease cost:
Amortization of right-of-use assets	$1,589	$1,923	$3,496	$3,781
Interest on lease liabilities	303	285	624	573
Total finance lease cost	$1,892	$2,208	$4,120	$4,354

Short-term lease and variable lease costs	$6,805	$5,402	$12,424	$10,250
Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30,	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,361	$10,730
Operating cash flows from finance leases	707	625
Financing cash flows from finance leases	1,905	1,720

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,853	$6,814
Finance leases	177	360
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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2026	2025	2026	2025
Service cost	$1,986	$1,983	$1,572	$1,682
Interest cost	2,495	2,391	1,087	971
Expected return on plan assets	(3,260)	(3,186)	(608)	(613)
Amortization of net (gain) loss	(3)	(122)	145	312
Amortization of prior service cost	—	—	28	25
Net periodic benefit cost	$1,218	$1,066	$2,224	$2,377

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2026	2025	2026	2025
Service cost	$3,973	$3,966	$3,154	$3,247
Interest cost	4,989	4,782	2,181	1,873
Expected return on plan assets	(6,520)	(6,372)	(1,221)	(1,183)
Amortization of net (gain) loss	(7)	(244)	281	603
Amortization of prior service cost	—	—	55	48
Net periodic benefit cost	$2,435	$2,132	$4,450	$4,588
The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
Employer Contributions
Although we have no minimum funding requirement, discretionary cash contributions to fund pension costs accrued under our domestic plans are generally at least equal to the minimum funding amounts required by ERISA. There were no contributions to our domestic defined benefit plans during the six months ended June 30, 2026, and we do not expect that we will make significant additional contributions in the remainder of 2026. For the supplemental executive retirement plan (SERP), $0.3 million of company-paid benefits were distributed during the six months ended June 30, 2026, and approximately $0.5 million is expected to be paid during the rest of 2026. Contributions to fund pension costs accrued under our foreign plans are made in accordance with local laws or, if not otherwise stated, at our discretion. We contributed $0.9 million to our foreign defined benefit plans during the six months ended June 30, 2026 and do not expect to make any additional significant contributions during the rest of 2026.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2024	$(426,049)	$5,522	$(8,948)	$(429,475)
Other comprehensive income (loss) before reclassifications	241,337	114	(18,005)	223,446
Amounts reclassified from accumulated other comprehensive income	—	281	—	281
Net current-period other comprehensive income (loss)	241,337	395	(18,005)	223,727
Balance - June 30, 2025	$(184,712)	$5,917	$(26,953)	$(205,748)

Balance - December 31, 2025	$(179,891)	$18,078	$(24,569)	$(186,382)
Other comprehensive (loss) income before reclassifications	(30,536)	3,409	5,956	(21,171)
Amounts reclassified from accumulated other comprehensive income	—	228	—	228
Net current-period other comprehensive (loss) income	(30,536)	3,637	5,956	(20,943)
Balance - June 30, 2026	$(210,427)	$21,715	$(18,613)	$(207,325)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended June 30,	2026	2025

Defined Benefit Pension Plans
Amortization of net loss	$142	$190	(1)
Amortization of prior service cost	28	25	(1)
	170	215	Total before tax
	(51)	(66)	Tax impact
	$119	$149	Net of tax
Total reclassifications for the period	$119	$149

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Six Months Ended June 30,	2026	2025

Defined Benefit Pension Plans
Amortization of net loss	$274	$359	(1)
Amortization of prior service cost	55	48	(1)
	329	407	Total before tax
	(101)	(126)	Tax impact
	$228	$281	Net of tax
Total reclassifications for the period	$228	$281
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

The Company enters into cross-currency swap contracts to hedge its net investment in euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the euro. As of June 30, 2026, Aptar had cross-currency swap contracts with an aggregate notional amount of €350 million ($379.7 million), including €150 million ($176.2 million) of swaps entered into during the second quarter of 2026. These instruments are designated as net investment hedges and we elected the spot method. Gains and losses arising from the fair value adjustments of the cross-currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. Our cross-currency swap contracts expire at various dates through September 2029. As of June 30, 2026, the fair value of the cross currency swap contracts was a $24.7 million liability.
As of June 30, 2026, we have recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other and $1.0 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of June 30, 2026 had an aggregate notional contract amount of $141.4 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025

		June 30, 2026		December 31, 2025
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$625	$—	$298
		$—	$625	$—	$298

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$1,045	$—	$632
Cross-Currency Swap Contract (1)	Deferred and other non-current liabilities	24,654	—	32,542	—
		$24,654	$1,045	$32,542	$632
__________________________
(1)This cross-currency swap agreement has a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2026 and 2025

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2026	2025		2026	2025
Cross currency swap agreement:
Foreign exchange component	$1,890	$(14,138)	Miscellaneous, net	$—	$—	$(802)
	$1,890	$(14,138)		$—	$—

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2026 and 2025

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2026	2025		2026	2025
Cross-currency swap agreement:
Foreign exchange component	$5,956	$(18,005)	Miscellaneous, net	$—	$—	$(855)
	$5,956	$(18,005)		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2026 and 2025

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2026	2025
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$122	$(496)
		$122	$(496)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2026 and 2025

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2026	2025
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(131)	$25
		$(131)	$25

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026
Derivative Assets	$625	—	$625	—	—	$625
Total Assets	$625	—	$625	—	—	$625

Derivative Liabilities	$25,699	—	$25,699	—	—	$25,699
Total Liabilities	$25,699	—	$25,699	—	—	$25,699

December 31, 2025
Derivative Assets	$298	—	$298	—	—	$298
Total Assets	$298	—	$298	—	—	$298

Derivative Liabilities	$33,174	—	$33,174	—	—	$33,174
Total Liabilities	$33,174	—	$33,174	—	—	$33,174

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of June 30, 2026, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,215	$2,215	$—	$—
Foreign exchange contracts (2)	625	—	625	—
Convertible notes (3)	5,000	—	—	5,000
Total assets at fair value	$7,840	$2,215	$625	$5,000
Liabilities
Foreign exchange contracts (2)	$1,045	$—	$1,045	$—
Cross-currency swap contract (2)	24,654	—	24,654	—
Contingent consideration obligation	253	—	—	253
Total liabilities at fair value	$25,952	$—	$25,699	$253

As of December 31, 2025, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,503	$2,503	$—	$—
Foreign exchange contracts (2)	298	—	298	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$8,451	$2,503	$298	$5,650
Liabilities
Foreign exchange contracts (2)	$632	$—	$632	$—
Cross-currency swap contract (2)	32,542	—	32,542	—
Contingent consideration obligation	3,983	—	—	3,983
Total liabilities at fair value	$37,157	$—	$33,174	$3,983
________________________________________________
(1)Investment in PureCycle Technologies (“PCT” or “PureCycle”). See Note 17 – Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
(3)Investment in convertible notes in Enable Injections, Inc. The investment is included within Miscellaneous assets in our Condensed Consolidated Balance Sheets.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.06 billion and $1.09 billion as of June 30, 2026 and December 31, 2025, respectively.
As part of the Sommaplast acquisition, we are also obligated to pay the shareholders of Sommaplast certain contingent consideration based on 2025 and 2026 cumulative financial performance metrics as defined in the purchase agreement. We consider these obligations a Level 3 liability. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement upon acquisition to be $4.0 million utilizing a Monte Carlo valuation model. As of June 30, 2026, approximately $3.7 million of this contingent consideration has been paid out.
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2025	$3,983
Payments	(3,730)
Balance, June 30, 2026	$253
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

Legal Proceedings
On March 25, 2025, AptarGroup, Inc. and its subsidiary, Aptar France SAS, filed a lawsuit in the United States District Court for the Southern District of New York against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. (together, “ARS”). The complaint alleges that ARS misappropriated Aptar’s trade secrets and breached multiple contractual confidentiality obligations. Aptar seeks injunctive relief and damages. On June 12, 2025, ARS filed a motion to dismiss the complaint, which, on March 30, 2026, the court denied in substantial part and granted in part, specifically in regard to Aptar's state law trade secret misappropriation claim. On April 29, 2026, Aptar moved for leave to amend its complaint to reassert that claim, which the Court granted on June 17, 2026. ARS filed its answer to the amended complaint on July 6, 2026; it did not file any counterclaims against Aptar. This matter is pending and it is currently in the discovery stage. Relatedly, on September 29, 2025, ARS filed a lawsuit in the United States District Court for the Southern District of California against Aptar. The complaint alleges that Aptar violated Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act by refusing to sell certain components. ARS seeks injunctive relief and damages. On December 16, 2025, Aptar filed a motion to dismiss the ARS complaint, or to transfer the complaint to the Southern District of New York. ARS opposed the motion on January 27, 2026, and Aptar filed its reply on February 27, 2026. On July 17, 2026, the Court transferred the matter to the Southern District of New York; it did not address the motion to dismiss. At this stage, this matter is too preliminary to form a judgment as to whether an adverse outcome is probable, and we are unable to estimate the possible loss or range of loss, if any.
In May 2025, Nemera La Verpillière SAS ("Nemera") filed parallel patent infringement actions in Mannheim Regional Court, Germany (the "Mannheim Court") and Paris Judicial Court, France against Aptar and certain subsidiaries alleging that Aptar's ophthalmic product infringes a Nemera patent, seeking an injunction and damages. Aptar is contesting the claims. Aptar filed oppositions before the European Patent Office ("EPO") challenging the validity of the European Patent (EP) asserted by Nemera. On October 2, 2025, an EPO hearing invalidated Nemera’s main patent claim while allowing an amended claim to continue. Following further EPO proceedings in February 2026, certain asserted claims were dismissed and an amended claim was allowed; both parties filed appeals of the decision, which are pending. The Mannheim Court held a hearing on the patent infringement action on June 23, 2026 and a decision is expected on August 11, 2026. The trial in the French proceeding is scheduled for January 2027. Aptar will continue to monitor developments related to this matter and evaluate the potential impact, if any, on its Condensed Consolidated Financial Statements.
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
Following the ruling, the U.S. Court of International Trade directed U.S. Customs and Border Protection to finalize or revise certain import transactions without applying IEEPA‑based tariffs and is overseeing the development of a refund process. Aptar has historically paid IEEPA-based duties and is evaluating the applicability of these decisions to its import entries, including procedural requirements under U.S. customs law. In accordance with ASC 450‑30, Contingencies—Gain Contingencies, Aptar will account for any potential recovery of previously paid IEEPA tariffs as a gain contingency. As of June 30, 2026, Aptar has received certain tariff refunds and continues to evaluate additional potential recoveries; however, such amounts were not material to our Condensed Consolidated Financial Statements.
Other Contingencies
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2026 and December 31, 2025.
We are periodically subject to loss contingencies resulting from customs duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $10.0 million to $11.0 million in principal, and $21.0 million to $22.0 million for interest and penalties. We are currently defending our position with respect to these claims in the respective administrative procedures. Due to uncertainty in the probability of settlement and the timing of our appeal, no liability is recorded as of June 30, 2026.
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
During the three and six months ended June 30, 2026, we repurchased approximately 403 thousand shares for $50.0 million and 1.1 million shares for $150.0 million, respectively. During the three and six months ended June 30, 2025, we repurchased approximately 452 thousand shares for $70.0 million and 1.0 million shares for $150.0 million, respectively. As of June 30, 2026, there was $450.0 million for authorized share repurchases remaining under the existing authorization.
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

Six Months Ended June 30,	2026	2025
Fair value per stock award	$123.35	$154.20
Grant date stock price	$123.97	$147.84
Assumptions:
Aptar's stock price expected volatility	19.50%	17.70%
Expected average volatility of peer companies	34.60%	34.10%
Correlation assumption	24.30%	31.00%
Risk-free interest rate	3.79%	4.03%
Dividend yield assumption	1.55%	1.22%
A summary of RSU activity as of June 30, 2026 and changes during the six month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2026	215,433	$135.89	434,878	$135.31
Granted	136,403	119.93	221,051	120.85
Vested	(104,004)	131.04	(198,125)	116.17
Forfeited	(4,056)	143.16	(43,303)	110.19
Nonvested at June 30, 2026	243,776	$128.77	414,501	$139.37
Included in the time-based RSU activity for the six months ended June 30, 2026 are 12,160 units granted to non-employee directors and 9,805 units that vested related to non-employee directors.

Six Months Ended June 30,	2026	2025
Compensation expense (included in SG&A)	$16,596	$19,734
Compensation expense (included in Cost of sales)	1,624	1,847
Compensation expense, Total	$18,220	$21,581
Fair value of units vested	35,035	41,854
Intrinsic value of units vested	37,464	51,645
The actual tax benefit realized for the tax deduction from RSUs was approximately $6.7 million and $9.3 million in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $52.6 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.0 years.
Historically, we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted for employees in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
Aptar uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans was $31.93 and $36.91 per share during the first six months of 2026 and 2025, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Six Months Ended June 30,	2026	2025
Dividend Yield	1.40%	1.17%
Expected Stock Price Volatility	19.72%	17.66%
Risk-free Interest Rate	4.06%	4.21%
Expected Life of Option (years)	7.0	7.0
 A summary of option activity under our stock plans during the six months ended June 30, 2026 is presented below:

	Stock Awards Plans
	Options	Weighted Average Exercise Price
Outstanding, January 1, 2026	1,608,498	$103.45
Granted	273,795	123.97
Exercised	(255,829)	74.20
Forfeited or expired	(8,813)	121.96
Outstanding at June 30, 2026	1,617,651	$111.45
Exercisable at June 30, 2026	1,124,692	$101.77
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2026	5.4
Exercisable at June 30, 2026	3.7
Aggregate Intrinsic Value:
Outstanding at June 30, 2026	$30,753
Exercisable at June 30, 2026	$30,417
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2026	$13,704
June 30, 2025	$10,628

Six Months Ended June 30,	2026	2025
Compensation expense (included in SG&A)	$5,392	$5,139
Compensation expense (included in Cost of sales)	460	487
Compensation expense, Total	$5,852	$5,626
Compensation expense, net of tax	4,982	4,656
Grant date fair value of options vested	7,502	5,200
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the six months ended June 30, 2026 and 2025 was approximately $19.0 million and $10.6 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $3.2 million and $2.6 million in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $7.2 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.1 years.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30, 2026		June 30, 2025
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$87,573	$87,573	$111,720	$111,720

Average equivalent shares
Shares of common stock	63,634	63,634	65,995	65,995
Effect of dilutive stock-based compensation
Stock options	224	—	568	—
Restricted stock	350	—	485	—
Total average equivalent shares	64,208	63,634	67,048	65,995
Net income per share	$1.36	$1.38	$1.67	$1.69

	Six Months Ended
	June 30, 2026		June 30, 2025
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$160,247	$160,247	$190,518	$190,518

Average equivalent shares
Shares of common stock	63,841	63,841	66,132	66,132
Effect of dilutive stock-based compensation
Stock options	262	—	579	—
Restricted stock	401	—	551	—
Total average equivalent shares	64,504	63,841	67,262	66,132
Net income per share	$2.48	$2.51	$2.83	$2.88

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
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2025. Our chief operating decision maker ("CODM") is our President and Chief Executive Officer, Stephan Tanda. Our CODM is provided operating reports from each of our reportable segments which include or can be used to easily derive significant segment expenses identified as selling, research & development and administrative expenses and cost of sales by segment. Additionally, the other segment items primarily consist of foreign currency gains or losses from operations and other non-operating activity. Our CODM evaluates performance of our reporting segments and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, gain on remeasurement of equity method investment, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items if any. Adjusted EBITDA provides useful information regarding the performance of each segment as it reflects the profitability and performance of each segment on a consistent and comparable basis, and our CODM considers budget-to-actual variances on a monthly basis when making decisions supporting capital resource allocation, including in connection with development, acquisition and disposition activities in each segment.

Financial information regarding our reporting segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Sales:
Pharma	$458,321	$442,817	$897,229	$852,514
Beauty	377,426	342,251	749,584	654,552
Closures	202,560	190,278	384,752	364,199
Total Sales	$1,038,307	$975,346	$2,031,565	$1,871,265
Less: Intersegment Sales:
Pharma	$154	$228	$502	$458
Beauty	9,972	7,402	18,495	13,996
Closures	1,673	1,707	3,192	3,497
Total Intersegment Sales	$11,799	$9,337	$22,189	$17,951
Net Sales:
Pharma	$458,167	$442,589	$896,727	$852,056
Beauty	367,454	334,849	731,089	640,556
Closures	200,887	188,571	381,560	360,702
Net Sales	$1,026,508	$966,009	$2,009,376	$1,853,314
Less:
Cost of Sales (exclusive of depreciation and amortization):
Pharma	243,537	224,879	472,073	430,016
Beauty	270,862	241,378	542,350	465,426
Closures	146,864	133,362	278,747	255,753
Selling, Research & Development and Administrative:
Pharma	65,145	60,703	133,261	123,186
Beauty	52,846	48,738	105,476	95,150
Closures	24,707	23,858	49,652	46,870
Other Segment Items:
Pharma	(4,420)	176	(8,735)	(427)
Beauty	(996)	(2,340)	(1,961)	(4,231)
Closures	(533)	(532)	(345)	(1,064)
Adjusted EBITDA (1):
Pharma	$153,905	$156,831	$300,128	$299,281
Beauty	44,742	47,073	85,224	84,211
Closures	29,849	31,883	53,506	59,143
Adjusted EBITDA for Reportable Segments	$228,496	$235,787	$438,858	$442,635
Corporate & Other, unallocated	(15,909)	(17,378)	(37,386)	(40,889)
Acquisition-related costs (2)	(38)	(344)	(228)	(344)
Restructuring Initiatives (3)	(1,419)	(1,579)	(2,505)	(3,621)
Net unrealized investment gain (loss) (4)	849	2,102	(237)	1,006
Other special items (5)	(4,077)	—	(7,804)	—
Depreciation and amortization	(79,641)	(69,904)	(155,366)	(135,551)
Interest Expense	(16,001)	(10,850)	(32,943)	(22,201)
Interest Income	2,787	1,880	6,429	4,694
Income before Income Taxes	$115,047	$139,714	$208,818	$245,729

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and Amortization:
Pharma	$39,260	$34,169	$74,903	$65,317
Beauty	24,750	21,475	49,473	41,537
Closures	14,527	13,447	28,751	27,022
Depreciation and Amortization for Reportable Segments	78,537	69,091	153,127	133,876
Corporate & Other	1,104	813	2,239	1,675
Depreciation and Amortization	$79,641	$69,904	$155,366	$135,551
Capital Expenditures:
Pharma	$27,694	$30,124	$56,585	$59,575
Beauty	18,774	15,448	38,973	31,590
Closures	8,150	15,613	21,894	26,085
Capital Expenditures for Reportable Segments	54,618	61,185	117,452	117,250
Corporate & Other	3,427	3,135	6,132	6,068
Transfer of Corporate Expenditures (6)	(482)	(895)	(625)	(3,031)
Capital Expenditures	$57,563	$63,425	$122,959	$120,287
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
(3)Restructuring Initiatives includes expense items for the three and six months ended June 30, 2026 and 2025 as follows (see Note 18 – Restructuring Initiatives for further details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring Initiatives by Segment:
Pharma	$(66)	$68	$(61)	$258
Beauty	1,417	626	2,718	1,021
Closures	87	890	336	2,242
Corporate & Other	(19)	(5)	(488)	100
Total Restructuring Initiatives	$1,419	$1,579	$2,505	$3,621
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

NOTE 17 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	June 30, 2026	December 31, 2025
Equity Method Investments:
Goldrain	$108,974	$104,112
Sonmol	5,287	5,044
Others	5,164	5,392
Other Investments:
PureCycle	2,215	2,503
YAT	5,600	5,433
Others	7,511	8,546
	$134,751	$131,030
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
Other Investments
In prior years, we also invested, through a series of transactions, $3.0 million in PureCycle and received $0.7 million of equity in exchange for our resource dedication for technological partnership and support. In March 2021, PureCycle became a publicly-traded company and listed its common stock on Nasdaq under the ticker symbol “PCT.” At that time, our investment in PureCycle was converted into shares of common stock of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income.
We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
Q2 2026	18,295	$139	$88
No shares were sold during 2025 related to PCT.
For the three and six months ended June 30, 2026 and 2025, we recorded the following net investment gain (loss) on our investment in PureCycle:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net investment gain (loss)	$937	$2,102	$(149)	$1,006
During the first half of 2026, we recorded a $0.9 million impairment to our investment in MIWA Technologies. There were no other indications of impairment noted in the six months ended June 30, 2026 and 2025.

NOTE 18 – RESTRUCTURING INITIATIVES
For the three and six months ended June 30, 2026, we recognized $1.4 million and $2.5 million, respectively, of restructuring costs related to our initiatives to better leverage our fixed cost base through growth and cost reduction measures. For the three and six months ended June 30, 2025, we recognized $1.6 million and $3.6 million of restructuring costs related to these initiatives, respectively. The cumulative expense incurred as of June 30, 2026 was $77.0 million.
As of June 30, 2026, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2025	Net Charges for the Six Months Ended June 30, 2026	Cash Paid	Interest and FX Impact	Ending Reserve at June 30, 2026
Employee severance	$4,283	$44	$(2,121)	$(33)	$2,173
Professional fees and other costs	2,175	2,461	(4,033)	29	632
Totals	$6,458	$2,505	$(6,154)	$(4)	$2,805
As of June 30, 2025, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2024	Net Charges for the Six Months Ended June 30, 2025	Cash Paid	Interest and FX Impact	Ending Reserve at June 30, 2025
Employee severance	$9,161	$362	$(3,568)	$691	$6,646
Professional fees and other costs	796	3,259	(3,451)	5	609
Totals	$9,957	$3,621	$(7,019)	$696	$7,255

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
Redeemable noncontrolling interests are initially recorded at the issuance date fair value, as of the acquisition date of BTY. When redeemable noncontrolling interest becomes redeemable, or it is probable of becoming redeemable, its value is adjusted to the greater of current redemption value or carrying value. The redemption value is remeasured on a quarterly basis based on the predetermined formula set forth in the shareholder agreement. No adjustment was required to the redemption value as of June 30, 2026.
The following table presents a roll forward of the redeemable noncontrolling interests for the six months ended June 30, 2026:

2026
Balance at January 1	$26,244
Additional contributions	738
Net income attributable to redeemable noncontrolling interests	374
Foreign currency translation adjustments	366
Balance at June 30	$27,722

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.4	62.0	64.3	62.1
Selling, research & development and administrative	15.4	15.6	16.2	16.5
Depreciation and amortization	7.8	7.2	7.7	7.3
Restructuring initiatives	0.1	0.2	0.1	0.2
Operating income	12.3	15.0	11.7	13.9
Interest expense	(1.5)	(1.1)	(1.6)	(1.2)
Other expense	0.4	0.6	0.3	0.6
Income before income taxes	11.2	14.5	10.4	13.3
Net Income	8.6	11.6	8.0	10.3
Effective tax rate	23.5%	20.0%	23.0%	22.5%
Adjusted EBITDA margin (1)	20.7%	22.6%	20.0%	21.7%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
NET SALES
We reported net sales of $1.03 billion for the quarter ended June 30, 2026, which represents a 6% increase compared to $966.0 million reported during the second quarter of 2025. The U.S. dollar weakened against most European currencies resulting in a positive 2% currency translation impact at the consolidated level. Acquisitions also positively impacted consolidated sales by 3%. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased 1% in the second quarter of 2026 compared to the same period in 2025. Strong product volume growth in our Closures segment and the pass through of higher input costs more than compensated for lower tooling sales.

Second Quarter 2026 Net Sales Change over Prior Year	Pharma	Beauty	Closures	Total
Reported Net Sales Growth	4%	10%	7%	6%
Currency Effects (1)	(2)%	(3)%	(3)%	(2)%
Acquisitions	(1)%	(6)%	—%	(3)%
Core Sales Growth	1%	1%	4%	1%
Reported net sales for the first six months of 2026 increased 8% to $2.01 billion compared to $1.85 billion for the first six months of 2025. Foreign currency exchange rates and acquisitions each positively impacted our consolidated results by 4% and 3%, respectively, during the first six months of 2026. Therefore, core sales, which exclude acquisitions and changes in foreign currency exchange rates, for the first six months of 2026 increased 1% when compared with the same period in 2025. During the first half of 2026, we benefitted from strong sales of our higher value products within the Beauty and Closures segments, along with higher tooling sales. In Pharma, strong growth within our consumer healthcare and injectables markets were able to compensate for lower sales of emergency medicine products.

Six Months Ended June 30, 2026 Net Sales Change over Prior Year	Pharma	Beauty	Closures	Total
Reported Net Sales Growth	5%	14%	6%	8%
Currency Effects (1)	(4)%	(6)%	(4)%	(4)%
Acquisitions	(1)%	(6)%	—%	(3)%
Core Sales Growth	—%	2%	2%	1%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of Total	2025	% of Total	2026	% of Total	2025	% of Total

Domestic	$292,001	28%	$309,749	32%	$571,807	28%	$592,206	32%
Europe	521,035	51%	475,995	49%	1,031,885	51%	914,641	49%
Latin America	85,061	8%	76,142	8%	171,028	9%	148,656	8%
Asia	128,411	13%	104,123	11%	234,656	12%	197,811	11%
For discussion regarding net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percentage of net sales increased to 64.4% in the second quarter of 2026 compared to 62.0% in the second quarter of 2025. Sales within our Pharma segment were negatively impacted by a mix of lower margin applications compared to the same period in 2025. We also were negatively impacted by higher operating costs and an increase in certain input costs.
For the first six months of 2026, COS as a percentage of net sales increased to 64.3% compared to 62.1% in the same period in 2025. As discussed above, this increase is mainly due to the lower sales of some higher margin Pharma products, along with higher input costs and lower productivity when compared to the first six months of 2025.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $6.6 million to $157.7 million in the second quarter of 2026 compared to $151.1 million during the same period in 2025. Excluding changes in foreign currency rates, SG&A increased by approximately $3.2 million in the quarter, with $3.3 million coming from SG&A expenses from our acquisitions. SG&A as a percentage of net sales decreased to 15.4% in the second quarter of 2026 compared to 15.6% in the same period in 2025.
Our SG&A expenses increased by approximately $18.9 million to $325.3 million in the first six months of 2026 compared to $306.4 million during the same period in 2025. Excluding changes in foreign currency rates, SG&A increased by approximately $5.9 million in the first six months of 2026 compared to the first six months of 2025 with incremental SG&A costs from our acquisitions contributing the full amount of this increase. SG&A as a percentage of net sales decreased to 16.2% in the first six months of 2026 compared to 16.5% in the same period in 2025.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased by approximately $9.7 million to $79.6 million in the second quarter of 2026 compared to $69.9 million during the same period in 2025. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $8.0 million in the second quarter of 2026 compared to the same period a year ago. Approximately $3.9 million of this increase is due to recent acquisitions, while the remainder is related to higher capital investments in our legacy businesses made to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.8% in the second quarter of 2026 compared to 7.2% in the same period of the prior year.

Depreciation and amortization expenses increased by approximately $19.8 million to $155.4 million in the first six months of 2026 compared to $135.6 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $13.3 million in the first six months of 2026 compared to the same period a year ago. Of this increase, $7.7 million relates to incremental depreciation and amortization costs in 2026 due to our acquisitions. The remaining net increase is due to higher capital investments made to support our growth strategy as discussed above. Depreciation and amortization as a percentage of net sales increased to 7.7% in the first six months of 2026 compared to 7.3% in the same period of the prior year.
RESTRUCTURING INITIATIVES
For the three and six months ended June 30, 2026, we recognized $1.4 million and $2.5 million, respectively, of restructuring costs related to initiatives to better leverage our fixed cost base through growth and cost reduction measures. For the three and six months ended June 30, 2025, we recognized $1.6 million and $3.6 million of restructuring costs related to these initiatives, respectively. The cumulative expense incurred as of June 30, 2026 was $77.0 million.
Restructuring costs for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring Initiatives by Segment:
Pharma	$(66)	$68	$(61)	$258
Beauty	1,417	626	2,718	1,021
Closures	87	890	336	2,242
Corporate & Other	(19)	(5)	(488)	100
Total Restructuring Initiatives	$1,419	$1,579	$2,505	$3,621
OPERATING INCOME
Operating income decreased approximately $17.7 million to $126.7 million in the second quarter of 2026 compared to $144.4 million in the same period a year ago. Excluding changes in foreign currency rates, operating income decreased by approximately $20.2 million in the quarter compared to the same period a year ago. Cost management efforts were more than offset by higher cost of sales and depreciation and amortization as noted above. Operating income as a percentage of net sales decreased to 12.3% in the second quarter of 2026 compared to 15.0% in the prior year period.
For the first six months of 2026, operating income decreased by approximately $23.6 million to $234.2 million compared to $257.8 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income decreased by approximately $35.9 million in the first six months of 2026 compared to the same period a year ago. This decrease was mainly driven by higher COS as a percentage of revenue, reflecting lower sales of certain higher-margin products within our Pharma segment and higher depreciation costs to support our growth initiatives. Operating income as a percentage of net sales decreased to 11.7% in the first six months of 2026 compared to 13.9% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased approximately $5.2 million to $16.0 million in the second quarter of 2026 compared to $10.9 million for the same period of the prior year.
Interest expense increased approximately $10.7 million to $32.9 million in the first six months of 2026 compared to $22.2 million during the same period in 2025. Since the beginning of 2025, we have repaid $250.0 million of private placement debt having an interest rate of 3.6% and issued a total of $600.0 million in new notes with a fixed interest rate of 4.75%, thus increasing both the amount and the average interest rate of our debt in the first six months of 2026 compared to the same period in the prior year. See Note 6 - Debt to the Condensed Consolidated Financial Statements for further details on our current debt structure.
NET OTHER INCOME (EXPENSE)
Net other income decreased $1.8 million to $4.3 million in the second quarter of 2026 from $6.2 million in the same period of the prior year.
Net other income decreased approximately $2.5 million to $7.5 million of income for the six months ended June 30, 2026 from $10.1 million of income in the same period of the prior year. Higher interest income of $1.7 million was offset by approximately $2.3 million in lower equity results from affiliates in part due to our investment in BTY now being fully consolidated.

PROVISION FOR INCOME TAXES
The effective tax rate for the three months ended June 30, 2026 and 2025 was 23.5% and 20.0% respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 23.0% and 22.5%, respectively. The effective tax rate for the three and six months ended June 30, 2026 did not include a deferred tax benefit from the release of a valuation allowance, and greater excess tax benefits from share-based compensation that existed in the prior-year period.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $87.6 million and $160.2 million in the three and six months ended June 30, 2026, respectively, compared to $111.7 million and $190.5 million for the same periods in the prior year.
PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer healthcare, injectables, active material science solutions and digital health markets form our Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$458,167	$442,589	$896,727	$852,056
Adjusted EBITDA (1)	153,905	156,831	300,128	299,281
Adjusted EBITDA margin (1)	33.6%	35.4%	33.5%	35.1%
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
Net sales for the Pharma segment increased 4% in the second quarter of 2026 to $458.2 million compared to $442.6 million in the second quarter of 2025. Changes in currencies and acquisitions positively affected net sales by 2% and 1%, respectively. Therefore, core sales increased by 1% in the second quarter of 2026 compared to the second quarter of 2025. Higher tooling sales and the positive impact from the pass through of higher input costs to our customers more than compensated for lower device sales in certain markets. Core sales of our products to the prescription drug market decreased 7% primarily due to the anticipated reduction in emergency medicine sales, partially offset by growth in central nervous system therapeutics and Asthma/COPD applications. The 15% core sales improvement in the consumer health care market was mainly driven by strong demand for our nasal decongestant and eye care technologies, along with higher tooling sales. Sales of our products and services to the injectables market increased 9% on strong demand for our elastomeric components, which are used in a number of end markets including GLP-1, biologics and vaccines. Active material science solutions decreased 2% mainly due to a challenging prior year comparison and lower sales for diabetes test strips.

Second Quarter 2026 Net Sales Change over Prior Year	Prescription Drug (2)	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Reported Net Sales Growth	(6)%	25%	11%	(1)%	4%
Currency Effects (1)	(1)%	(3)%	(2)%	(1)%	(2)%
Acquisitions	—%	(7)%	—%	—%	(1)%
Core Sales Growth	(7)%	15%	9%	(2)%	1%
Net sales for the first six months of 2026 increased by approximately 5% to $896.7 million compared to $852.1 million in the first six months of 2025. Changes in currency rates and acquisitions positively impacted net sales by 4% and 1%, respectively during the first six months of 2026. Therefore, core sales remained flat during the first six months of 2026 compared to the same period in the prior year. Strong sales in our consumer healthcare and Injectables divisions, along with higher tooling sales were offset by lower prescription drug sales. Core sales of products included in our prescription drug division decreased 9% as strong demand for our products used on asthma and central nervous system applications could not compensate for lower emergency medicine product sales. Core sales in the consumer healthcare market increased 10% on higher tooling sales and strong demand for our nasal decongestant and eye care products. Injectables core sales increased 14% with strong demand primarily for elastomeric components used for GLP-1 and other biologics applications. Core sales of our active material science solutions decreased 1% as increases in sales of our probiotic and oral solid dose technologies could not offset declines in diabetes product sales.

Six Months Ended June 30, 2026 Net Sales Change over Prior Year	Prescription Drug (2)	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Reported Net Sales Growth	(5)%	23%	19%	1%	5%
Currency Effects (1)	(4)%	(7)%	(5)%	(2)%	(4)%
Acquisitions	—%	(6)%	—%	—%	(1)%
Core Sales Growth	(9)%	10%	14%	(1)%	—%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Prescription drug includes prescription drug and digital health solutions.
Adjusted EBITDA in the second quarter of 2026 decreased 2% to $153.9 million compared to $156.8 million in the same period of the prior year, reflecting the less favorable product mix described above while royalties and strong operational performance continued to positively impact margins. As a result, our Adjusted EBITDA margin declined to 33.6% in the second quarter of 2026 from 35.4% in the second quarter of 2025.
Adjusted EBITDA in the first six months of 2026 remained relatively flat at $300.1 million compared to $299.3 million in the same period of the prior year. Strong operational performance in the first half of 2026, a favorable currency impact and the core sales growth in consumer healthcare and injectables discussed above were able to compensate for the lower sales of our higher-margin emergency medicine products. However, due to the disproportionate margin discrepancy on our emergency medicine products, our Adjusted EBITDA margin declined to 33.5% in the first six months of 2026 compared to 35.1% in the first six months of 2025.
BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Beauty segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$367,454	$334,849	$731,089	$640,556
Adjusted EBITDA (1)	44,742	47,073	85,224	84,211
Adjusted EBITDA margin (1)	12.2%	14.1%	11.7%	13.1%
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
Reported net sales for the quarter ended June 30, 2026 increased 10% to $367.5 million compared to $334.8 million in the second quarter of the prior year. Changes in currency rates and acquisitions impacted net sales by 3% and 6%, respectively in the second quarter of 2026. Therefore, core sales increased 1% in the second quarter of 2026 compared to the same quarter of the prior year as the pass through of higher input costs more than compensated for lower tooling sales. Core sales to the F&F market increased 2% on strong demand for our color cosmetics and prestige fragrance dispensing technologies. Personal care sales were flat versus prior year as strong sales of our hair care applications offset lower tooling sales. Home care core sales decreased 8% on lower sales of our products to air care and automotive customers.

Second Quarter 2026 Net Sales Change over Prior Year	F&F (2)	Personal Care	Home Care	Total
Reported Net Sales Growth	17%	3%	(7)%	10%
Currency Effects (1)	(4)%	(3)%	(1)%	(3)%
Acquisitions	(11)%	—%	—%	(6)%
Core Sales Growth	2%	—%	(8)%	1%

For the first six months of 2026, reported net sales of $731.1 million increased 14% compared to $640.6 million reported in the first six months of the prior year. Changes in currency rates and acquisitions positively impacted net sales by 6% and 6%, respectively, in the first six months of 2026. Therefore, core sales increased 2% during the first six months of 2026 compared to the same period in the prior year. Overall, improving product sales and the pass through of higher material costs more than compensated for lower tooling sales. Core sales of our products to the F&F market increased 2% during the first six months of 2026 due to strong demand for our color cosmetics and prestige fragrance technologies. Personal care core sales improved 3% over the prior year on higher sales of our hair care and body and skincare products. Core sales of our home care market products, which makes up a smaller percentage of our total sales, declined 10% on lower demand from our customers selling air care products.

Six Months Ended June 30, 2026 Net Sales Change over Prior Year	F&F (2)	Personal Care	Home Care	Total
Reported Net Sales Growth	20%	8%	2%	14%
Currency Effects (1)	(7)%	(5)%	(3)%	(6)%
Acquisitions	(11)%	—%	(9)%	(6)%
Core Sales Growth	2%	3%	(10)%	2%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)F&F includes fragrance, facial skincare and color cosmetics.
Adjusted EBITDA in the second quarter of 2026 decreased 5% to $44.7 million compared to $47.1 million in the same period in the prior year primarily due to lower product volumes, unfavorable mix and the timing of resin pass throughs. Adjusted EBITDA margin declined from 14.1% in the second quarter of 2025 to 12.2% during the second quarter of 2026 mainly due to the items mentioned above.
Adjusted EBITDA in the first six months of 2026 increased 1% to $85.2 million compared to $84.2 million reported in the same period in the prior year. This increase was mainly driven by improving fragrance and color cosmetic sales mentioned above along with a favorable currency impact. Adjusted EBITDA margin declined from 13.1% in the first six months of 2025 to 11.7% during the first six months of 2026.
CLOSURES SEGMENT
Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and other markets form our Closures segment. Our food protection business and elastomeric flow-control technology business continue to report through the Closures segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$200,887	$188,571	$381,560	$360,702
Adjusted EBITDA (1)	29,849	31,883	53,506	59,143
Adjusted EBITDA margin (1)	14.9%	16.9%	14.0%	16.4%
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
Reported sales for the quarter ended June 30, 2026 increased approximately 7% to $200.9 million compared to $188.6 million in the second quarter of the prior year. Changes in currency rates positively impacted net sales by 3%. Therefore, core sales for the second quarter of 2026 increased approximately 4% from the same quarter of the prior year. During 2025, liquid coffee creamer product sales were reclassified from our food market to the beverage market to better align with how those products are currently managed. All prior period amounts have been revised to conform to the current year presentation. Strong product sales along with the pass through of higher input costs more than compensated for a decline in tooling sales. Sales to the food market decreased 1% on lower tooling sales. The 14% increase in beverage market sales was mainly due to higher sales of our closures for bottled water and functional drink products. Personal care sales declined 3% during the second quarter of 2026 mainly due to lower hair care sales, while other sales increased 11% on strong sales of our laundry and dish care applications.

Second Quarter 2026 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	1%	18%	—%	14%	7%
Currency Effects (1)	(2)%	(4)%	(3)%	(3)%	(3)%
Core Sales Growth	(1)%	14%	(3)%	11%	4%
Net sales for the first six months of 2026 increased approximately 6% to $381.6 million compared to $360.7 million in the first six months of 2025. Changes in currency rates positively impacted net sales by 4%. Therefore, core sales increased 2% in the first six months of 2026 compared to the same period in the prior year as strong product sales and the pass through of higher input costs more than compensated for a decline in tooling sales. Core sales to our food customers declined 2% mainly due to the lower tooling sales noted above. Increases in sales of our products to the food service and sauce and condiment markets were offset by lower Asian sauces and granular powder product sales. Core sales to our beverage customers increased 13% during the first six months of 2026 on strong bottled water and liquid coffee creamer application sales. Personal care core sales declined 8% on lower sales of our hair care solutions while the other markets improved by 12% on stronger sales of our laundry and dish care products.

Six Months Ended June 30, 2026 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	1%	18%	(3)%	17%	6%
Currency Effects (1)	(3)%	(5)%	(5)%	(5)%	(4)%
Core Sales Growth	(2)%	13%	(8)%	12%	2%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and other markets.
Adjusted EBITDA in the second quarter of 2026 decreased 6% to $29.8 million compared to $31.9 million reported in the same period of the prior year primarily due to higher operational costs associated with the ramp up of a new production line along with some previously reported maintenance costs, which lessened as the quarter progressed. Our Adjusted EBITDA margin declined from 16.9% in the second quarter of 2025 to 14.9% during the second quarter of 2026 due to the items discussed above along with higher input costs which are mostly passed through to customers with no margin.
Adjusted EBITDA in the first six months of 2026 decreased 10% to $53.5 million compared to $59.1 million reported in the same period of the prior year. The positive impact of higher product sales discussed above was offset by some operational issues discussed above along with a $0.9 million write-off of an equity investment. This led to our Adjusted EBITDA margin declining from 16.4% in the first six months of 2025 to 14.0% during the first six months of 2026.
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
For the quarter ended June 30, 2026, Corporate & Other costs decreased to $15.9 million from $17.4 million in the second quarter of 2025. Lower incentive compensation costs led to the current quarter improvement compared to the prior-year period.
For the first six months of 2026, Corporate & Other costs decreased to $37.4 million compared to $40.9 million reported in the same period of the prior year. This decrease is mainly due to lower incentive compensation costs.
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
We present earnings before net interest and taxes (“EBIT”), earnings before net interest, taxes, depreciation and amortization (“EBITDA”) and adjusted earnings per share. We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”), adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and adjusted earnings per share, all of which exclude restructuring initiatives, acquisition-related costs, purchase accounting adjustments related to acquisitions and investments, net unrealized investment gains and losses related to observable market price changes on equity securities, and other special items. For the three and six months ended June 30, 2026, "Other special items" include costs incurred related to non-ordinary-course litigation regarding matters under "Legal Proceedings" within Note 12 - Commitments and Contingencies as these costs do not reflect our core operating performance. Our Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates and changes in the fair value of equity investments, or reliably predicted because they are not part of our routine activities, such as restructuring initiatives, acquisition-related costs and other special items.
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

	Three Months Ended
	June 30, 2026

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$1,026,508	$458,167	$367,454	$200,887	$—	$—

Reported net income	$88,010
Reported income taxes	27,037
Reported income before income taxes	115,047	110,596	18,575	15,235	(16,145)	(13,214)
Adjustments:
Restructuring initiatives	1,419	(66)	1,417	87	(19)
Net investment (gain)	(937)				(937)
Realized gain on investments included in net investment gain above	88				88
Transaction costs related to acquisitions	38	38	—	—	—
Other special items	4,077	4,077	—	—	—
Adjusted earnings before income taxes	119,732	114,645	19,992	15,322	(17,013)	(13,214)
Interest expense	16,001					16,001
Interest income	(2,787)					(2,787)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	132,946	114,645	19,992	15,322	(17,013)	—
Depreciation and amortization	79,641	39,260	24,750	14,527	1,104
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$212,587	$153,905	$44,742	$29,849	$(15,909)	$—

Reported net income margin (Reported net income / Reported Net Sales)	8.6%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.7%	33.6%	12.2%	14.9%

	Three Months Ended
	June 30, 2025

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$966,009	$442,589	$334,849	$188,571	$—	$—

Reported net income	$111,732
Reported income taxes	27,982
Reported income before income taxes	139,714	122,594	24,628	17,546	(16,084)	(8,970)
Adjustments:
Restructuring initiatives	1,579	68	626	890	(5)
Net investment (gain)	(2,102)				(2,102)
Transaction costs related to acquisitions	344	—	344	—	—
Adjusted earnings before income taxes	139,535	122,662	25,598	18,436	(18,191)	(8,970)
Interest expense	10,850					10,850
Interest income	(1,880)					(1,880)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	148,505	122,662	25,598	18,436	(18,191)	—
Depreciation and amortization	69,904	34,169	21,475	13,447	813
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$218,409	$156,831	$47,073	$31,883	$(17,378)	$—

Reported net income margin (Reported net income / Reported Net Sales)	11.6%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	22.6%	35.4%	14.1%	16.9%

	Six Months Ended
	June 30, 2026

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$2,009,376	$896,727	$731,089	$381,560	$—	$—

Reported net income	$160,777
Reported income taxes	48,041
Reported income before income taxes	208,818	217,254	33,033	24,419	(39,374)	(26,514)
Adjustments:
Restructuring initiatives	2,505	(61)	2,718	336	(488)
Net investment loss	149				149
Realized gain on investments included in net investment loss above	88				88
Transaction costs related to acquisitions	83	83	—	—	—
Purchase accounting adjustments related to acquisitions and investments	145	145	—	—	—
Other special items	7,804	7,804	—	—	—
Adjusted earnings before income taxes	219,592	225,225	35,751	24,755	(39,625)	(26,514)
Interest expense	32,943					32,943
Interest income	(6,429)					(6,429)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	246,106	225,225	35,751	24,755	(39,625)	—
Depreciation and amortization	155,366	74,903	49,473	28,751	2,239
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$401,472	$300,128	$85,224	$53,506	$(37,386)	$—

Reported net income margin (Reported net income / Reported Net Sales)	8.0%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.0%	33.5%	11.7%	14.0%

	Six Months Ended
	June 30, 2025

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$1,853,314	$852,056	$640,556	$360,702	$—	$—

Reported net income	$190,395
Reported income taxes	55,334
Reported income before income taxes	245,729	233,706	41,309	29,879	(41,658)	(17,507)
Adjustments:
Restructuring initiatives	3,621	258	1,021	2,242	100
Net investment (gain)	(1,006)				(1,006)
Transaction costs related to acquisitions	344	—	344	—	—
Adjusted earnings before income taxes	248,688	233,964	42,674	32,121	(42,564)	(17,507)
Interest expense	22,201					22,201
Interest income	(4,694)					(4,694)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	266,195	233,964	42,674	32,121	(42,564)	—
Depreciation and amortization	135,551	65,317	41,537	27,022	1,675
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$401,746	$299,281	$84,211	$59,143	$(40,889)	$—

Reported net income margin (Reported net income / Reported Net Sales)	10.3%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.7%	35.1%	13.1%	16.4%

Reconciliation of Adjusted Earnings Per Diluted Share	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Income before Income Taxes	$115,047	$139,714	$208,818	$245,729

Adjustments:
Restructuring initiatives	1,419	1,579	2,505	3,621
Net investment (gain) loss	(937)	(2,102)	149	(1,006)
Realized gain on investments included in net investment (gain) loss above	88	—	88	—
Transaction costs related to acquisitions	38	344	83	344
Purchase accounting adjustments related to acquisitions and investments	—	—	145	—
Other special items	4,077	—	7,804	—
Foreign currency effects (1)		1,245		10,237
Adjusted Earnings before Income Taxes	$119,732	$140,780	$219,592	$258,925

Reconciliation of Adjusted Earnings Per Diluted Share	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Provision for Income Taxes	$27,037	$27,982	$48,041	$55,334

Adjustments:
Restructuring initiatives	404	421	683	927
Net investment (gain) loss	(229)	(515)	37	(246)
Realized gain on investments included in net investment (gain) loss above	22	—	22	—
Transaction costs related to acquisitions	9	86	20	86
Purchase accounting adjustments related to acquisitions and investments	—	—	49	—
Other special items	1,074	—	2,027	—
Foreign currency effects (1)		249		2,305
Adjusted Provision for Income Taxes	$28,317	$28,223	$50,879	$58,406

Net (Income) Loss Attributable to Noncontrolling Interests	$(152)	$(12)	$(156)	$123
Net Income Attributable to Redeemable Noncontrolling Interests	$(285)	$—	$(374)	$—

Net Income Attributable to AptarGroup, Inc.	$87,573	$111,720	$160,247	$190,518

Adjustments:
Restructuring initiatives	1,015	1,158	1,822	2,694
Net investment (gain) loss	(708)	(1,587)	112	(760)
Realized gain on investments included in net investment (gain) loss above	66	—	66	—
Transaction costs related to acquisitions	29	258	63	258
Purchase accounting adjustments related to acquisitions and investments	—	—	96	—
Other special items	3,003	—	5,777	—
Foreign currency effects (1)		996		7,932
Adjusted Net Income Attributable to AptarGroup, Inc.	$90,978	$112,545	$168,183	$200,642

Average Number of Diluted Shares Outstanding	64,208	67,048	64,504	67,262

Net Income Attributable to AptarGroup, Inc. Per Diluted Share	$1.36	$1.67	$2.48	$2.83

Adjustments:
Restructuring initiatives	0.02	0.02	0.03	0.04
Net investment (gain) loss	(0.01)	(0.03)	—	(0.01)
Realized gain on investments included in net investment (gain) loss above	—	—	—	—
Transaction costs related to acquisitions	—	—	—	—
Purchase accounting adjustments related to acquisitions and investments	—	—	—	—
Other special items	0.05	—	0.10	—
Foreign currency effects (1)	—	0.02		0.12
Adjusted Net Income Attributable to AptarGroup, Inc. Per Diluted Share	$1.42	$1.68	$2.61	$2.98
______________________________________________________________
(1)Foreign currency effects are approximations of the adjustment necessary to state the prior year earnings and earnings per share using current period foreign currency exchange rates.

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2026	2025

Revolving credit facility and overdrafts	$217,540	$183,947
Current maturities of long-term obligations, net of unamortized debt issuance costs	31,699	159,584
Long-Term Obligations, net of unamortized debt issuance costs	1,118,415	1,139,433
Total Debt	1,367,654	1,482,964
Less:
Cash and equivalents	190,402	402,424
Short-term investments	6,864	7,109
Net Debt	$1,170,388	$1,073,431

Total Stockholders' Equity	$2,646,723	$2,685,981
Net Debt	1,170,388	1,073,431
Net Capital	$3,817,111	$3,759,412

Net Debt to Net Capital	30.7%	28.6%

Free Cash Flow Reconciliation
Six Months Ended June 30,	2026	2025

Net Cash Provided by Operations	$222,180	$208,700
Capital Expenditures	(122,959)	(120,287)
Proceeds from Government Grants	—	3,308
Free Cash Flow	$99,221	$91,721
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates can have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the European euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Argentine peso, Mexican peso, Swiss franc and other Asian, European and Latin American currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies.
During the six months ended June 30, 2026, the U.S. dollar was weaker compared to all European currencies, most Latin American currencies, Chinese yuan and the Thai baht. This resulted in an additive impact on our translated results during the second quarter of 2026 when compared to the second quarter of 2025.
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

Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of June 30, 2026, our estimated stock-based compensation expense on a pre-tax basis for the year 2026 compared to 2025 is as follows:

	2026	2025
First Quarter	$16,764	$19,193
Second Quarter	7,308	8,813
Third Quarter (estimated for 2026)	9,343	8,766
Fourth Quarter (estimated for 2026)	9,336	7,169
	$42,751	$43,941
LIQUIDITY AND CAPITAL RESOURCES
Given our current level of leverage and our ability to generate cash flow from operations, we believe we are in a strong financial position to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment, capacity expansions and working capital for the continued growth of our business to achieve our strategic objectives, as well as paying quarterly dividends to stockholders, and investing in new businesses. Due to uncertain macroeconomic conditions, including rising interest rates and inflation, if there was a prolonged decrease in customer demand that would adversely impact our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels and discretionary share repurchases, as well as reevaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash decreased to $192.8 million at June 30, 2026 from $404.8 million at December 31, 2025. Total short- and long-term interest-bearing debt decreased from $1.48 billion at December 31, 2025 to $1.37 billion at June 30, 2026. The ratio of our Net Debt (interest-bearing debt less cash and cash equivalents and short-term investments) to Net Capital (stockholders’ equity plus Net Debt) increased to 30.7% at June 30, 2026 from 28.6% at December 31, 2025. See the reconciliation under “Non-U.S. GAAP Measures.”
In the first six months of 2026, our operations provided approximately $222.2 million in net cash flow compared to $208.7 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.
We used $121.9 million in cash for investing activities during the first six months of 2026 compared to $126.1 million during the same period a year ago. Our primary use of such cash was on capital expenditures in the amount of $123.0 million during the first six months of 2026.
Financing activities used $308.3 million in cash during the first six months of 2026 compared to $162.0 million in cash used by financing activities during the same period a year ago. During the first six months of 2026, we paid $61.5 million in dividends, purchased $150.0 million of our common stock which we placed into treasury stock, repaid in full the $125.0 million of long-term debt being the 3.60% Senior Notes that were due in February 2026 and received proceeds of $19.0 million on stock option exercises.
As part of our liquidity management strategy, we maintain several sources of committed and uncommitted financing that may be used to meet working capital requirements, fund investments, and provide financial flexibility. These arrangements include the following:
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short-term financing of up to $30.0 million that is available in the U.S. No balance was outstanding under this arrangement as of June 30, 2026.
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks which provides us with unsecured financing of up to $600.0 million, which may be increased by up to $300.0 million subject to certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and can be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of June 30, 2026, we had utilized $37.5 million and €130.0 million ($148.5 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2025, €130.0 million ($152.6 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.

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
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of June 30, 2026, $116.2 million was utilized under the Term Loan.
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2026
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.49 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.48 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the amended revolving credit facility agreement.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.60 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 16, 2026, the Board of Directors declared a quarterly cash dividend of $0.48 per share payable on August 20, 2026 to stockholders of record as of July 30, 2026.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued ASUs to the FASB’s Accounting Standards Codification that have future effective dates. There were no standards adopted during the first half of 2026, see Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
OUTLOOK
We expect adjusted earnings per share for the third quarter of 2026 to be in the range of $1.45 to $1.53. This guidance assumes an effective tax rate range of 22.5% to 24.5%. The earnings per share guidance range is assuming a 1.14 euro to USD exchange rate. Our total 2026 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $260.0 million to $280.0 million.

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
•our ability to keep pace with competition and technological advances, including in connection with the shifting of Pharma origination to less regulated markets;
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
The table below provides information as of June 30, 2026 about our forward currency exchange contracts. The increase in USD/MXN and MXN/USD notional amounts reflect forward-starting foreign currency swaps entered into during the quarter. The tabular presentation includes both the near and far legs of these contracts in accordance with the Company's market risk disclosure methodology. The majority of the contracts expire before the end of the third quarter of 2026.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

USD / MXN	$44,000	17.7222	31,000 - 49,000
EUR / USD	27,486	1.1642	27,486 - 33,688
MXN / USD	14,700	0.0573	0 - 22,200
EUR / BRL	9,666	6.0998	9,666 - 9,997
CZK / EUR	9,158	0.0411	6,843 - 9,158
CHF / EUR	7,469	1.0904	636 - 7,469
EUR / CHF	5,260	0.9188	4,291 - 5,260
INR / EUR	5,142	0.0090	0 - 5,142
USD / EUR	4,285	0.8611	4,285 - 6,108
EUR / INR	4,225	113.0352	0 - 4,225
EUR / MXN	2,857	20.9366	2,857 - 3,503
EUR / THB	2,724	37.8925	2,593 - 2,724
GBP / EUR	1,039	1.1511	898 - 1,374
EUR / GBP	848	0.8674	438 - 1,824
CHF / USD	844	1.2756	702 - 1,049
USD / INR	716	97.1439	0 - 716
CZK / USD	320	0.0479	120 - 320
EUR / CZK	255	24.3573	255 - 633
USD / GBP	231	0.7470	231 - 330
USD / CHF	100	0.7902	100 - 338
GBP / USD	58	1.3458	0 - 182
Total	$141,383

As of June 30, 2026, we have recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other and $1.0 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
The Company enters into cross-currency swap contracts to hedge its net investment in euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the euro. These instruments are designated as net investment hedges and we elected the spot method. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. Our derivative contracts expire at various dates through September 2029. As of June 30, 2026, the fair value of the cross currency swap contracts was a $24.7 million liability.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended June 30, 2026, we implemented ERP systems at one operating site. Consequently, the control environment has been modified at this location to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended June 30, 2026, the Plan purchased 10,251 shares of our common stock on behalf of the participants at an average price of $118.80, for an aggregate amount of $1.2 million, and sold 8,970 shares of our common stock on behalf of the participants at an average price of $122.34, for an aggregate amount of $1.1 million. At June 30, 2026, the Plan owned 124,395 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On February 3, 2026, a new share repurchase authorization of up to $600.0 million of common stock was authorized. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and six months ended June 30, 2026, we repurchased approximately 403 thousand shares for $50.0 million and 1.1 million shares for $150.0 million, respectively.
The following table summarizes our purchases of our securities for the quarter ended June 30, 2026:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

4/1/26 - 4/30/26	—	$—	—	$500.0
5/1/26 - 5/31/26	403,344	123.96	403,344	450.0
6/1/26 - 6/30/26	—	—	—	450.0
Total	403,344	$123.96	403,344	$450.0

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2026, filed with the SEC on July 31, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Balance Sheets – June 30, 2026 and December 31, 2025, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Six Months Ended June 30, 2026 and 2025, (vi) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2026 and 2025 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: July 31, 2026