Form 10-Q
period 2026-09-30
APTARGROUP, INC.
filed 2026-10-30
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of October 26, 2026, was 63,388,980 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2026

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Sales	$1,019,119	$961,131	$3,028,495	$2,814,445
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	646,196	598,046	1,938,146	1,747,931
Selling, research & development and administrative	160,164	148,760	485,501	455,176
Depreciation and amortization	75,544	75,234	230,910	210,785
Restructuring initiatives	2,208	2,168	4,713	5,789
Total Operating Expenses	884,112	824,208	2,659,270	2,419,681
Operating Income	135,007	136,923	369,225	394,764

Other (Expense) Income:
Interest expense	(15,790)	(13,532)	(48,733)	(35,733)
Interest income	1,930	2,400	8,359	7,094
Net investment (loss) gain	(1,011)	(161)	(1,160)	845
Loss on Russia deconsolidation	(58,020)	—	(58,020)	—
Equity in results of affiliates	1,106	1,747	3,224	6,142
Gain from remeasurement of equity method investment	—	26,518	—	26,518
Miscellaneous (expense) income, net	(2,889)	232	(3,744)	226
Total Other (Expense) Income	(74,674)	17,204	(100,074)	5,092

Income before Income Taxes	60,333	154,127	269,151	399,856

Provision for Income Taxes	27,511	26,295	75,552	81,629

Net Income	$32,822	$127,832	$193,599	$318,227

Net (Income) Loss Attributable to Noncontrolling Interests	(226)	(47)	(382)	76
Net Loss (Income) Attributable to Redeemable Noncontrolling Interests	6	142	(368)	142

Net Income Attributable to AptarGroup, Inc.	$32,602	$127,927	$192,849	$318,445

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.51	$1.95	$3.03	$4.83
Diluted	$0.51	$1.92	$3.00	$4.75

Average Number of Shares Outstanding:
Basic	63,523	65,709	63,733	65,989
Diluted	64,147	66,630	64,373	67,043

Dividends per Common Share	$0.48	$0.45	$1.44	$1.35

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Income Attributable to AptarGroup, Inc. and Noncontrolling Interests	$32,828	$127,974	$193,231	$318,369
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(645)	(3,456)	(30,912)	238,148
Changes in derivative gains (losses), net of tax	2,534	1,415	8,490	(16,590)
Changes in defined benefit pension plan, net of tax
Actuarial gain, net of tax	96	230	3,505	344
Amortization of prior service cost included in net income, net of tax	19	138	59	384
Amortization of net loss included in net income, net of tax	12	19	200	54
Total defined benefit pension plan, net of tax	127	387	3,764	782
Total other comprehensive income (loss)	2,016	(1,654)	(18,658)	222,340
Comprehensive Income	34,844	126,320	174,573	540,709
Comprehensive Income Attributable to Noncontrolling Interests	(381)	(139)	(926)	(282)
Comprehensive Income Attributable to AptarGroup, Inc.	$34,463	$126,181	$173,647	$540,427
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	September 30, 2026	December 31, 2025
Assets
Cash and equivalents	$204,176	$402,424
Short-term investments	8,121	7,109
Accounts and notes receivable, less current expected credit loss (“CECL”) of $18,403 in 2026 and $17,732 in 2025	883,939	803,830
Inventories	582,605	537,845
Prepaid and other	157,950	142,354
Total Current Assets	1,836,791	1,893,562
Land	30,293	31,503
Buildings and improvements	885,017	885,936
Machinery and equipment	3,690,791	3,658,289
Property, Plant and Equipment, Gross	4,606,101	4,575,728
Less: Accumulated depreciation	(2,970,571)	(2,899,249)
Property, Plant and Equipment, Net	1,635,530	1,676,479
Investments in equity securities	132,870	131,030
Goodwill	1,067,152	1,077,898
Intangible assets, net	224,526	255,339
Operating lease right-of-use assets	59,286	65,698
Miscellaneous	155,471	152,713
Total Other Assets	1,639,305	1,682,678
Total Assets	$5,111,626	$5,252,719
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	September 30, 2026	December 31, 2025
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current Liabilities:
Short-term obligations	$229,440	$183,947
Current maturities of long-term obligations, net of unamortized debt issuance costs	121,241	159,584
Accounts payable, accrued and other liabilities	872,133	822,913
Total Current Liabilities	1,222,814	1,166,444
Long-Term Obligations, net of unamortized debt issuance costs	1,024,735	1,139,433
Deferred income taxes	16,489	19,649
Retirement and deferred compensation plans	67,787	67,596
Operating lease liabilities	42,940	47,940
Deferred and other non-current liabilities	75,678	99,432
Commitments and contingencies - (See Note 12)	—	—
Total Deferred Liabilities and Other	202,894	234,617
Mezzanine Equity:
Redeemable Noncontrolling Interests	28,048	26,244
Total Mezzanine Equity	28,048	26,244
AptarGroup, Inc. stockholders’ equity:
Common stock, $.01 par value, 199.0 million shares authorized, 73.2 million and 72.8 million shares issued as of September 30, 2026 and December 31, 2025, respectively	732	728
Capital in excess of par value	1,202,150	1,165,518
Retained earnings	2,743,424	2,642,552
Accumulated other comprehensive loss	(205,661)	(186,382)
Less: Treasury stock at cost, 9.8 million and 8.6 million shares as of September 30, 2026 and December 31, 2025	(1,126,321)	(954,320)
Total AptarGroup, Inc. Stockholders’ Equity	2,614,324	2,668,096
Noncontrolling interests in subsidiaries	18,811	17,885
Total Stockholders’ Equity	2,633,135	2,685,981
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$5,111,626	$5,252,719
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2026 and 2025	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - June 30, 2025	$2,501,415	$(205,748)	$727	$(739,999)	$1,143,727	$17,692	$2,717,814
Net income	127,927	—	—	—	—	47	127,974
Foreign currency translation adjustments	1	(3,549)	—	—	—	92	(3,456)
Changes in unrecognized pension gains and related amortization, net of tax	—	387	—	—	—	—	387
Changes in derivative losses, net of tax	—	1,415	—	—	—	—	1,415
Stock awards and option exercises	—	—	1	1,483	11,863	—	13,347
Cash dividends declared on common stock	(29,646)	—	—	—	—	—	(29,646)
Treasury stock purchased	—	—	—	(40,005)	—	—	(40,005)
Excise tax on treasury shares	—	—	—	(291)	—	—	(291)
Balance - September 30, 2025	$2,599,697	$(207,495)	$728	$(778,812)	$1,155,590	$17,831	$2,787,539

Balance - June 30, 2026	$2,741,148	$(207,325)	$732	$(1,097,017)	$1,190,755	$18,430	$2,646,723
Net income	32,602	—	—	—	—	226	32,828
Foreign currency translation adjustments	197	(997)	—	—	—	155	(645)
Changes in unrecognized pension gains and related amortization, net of tax	—	127	—	—	—	—	127
Changes in derivative gains, net of tax	—	2,534	—	—	—	—	2,534
Stock awards and option exercises	—	—	—	936	11,395	—	12,331
Cash dividends declared on common stock	(30,523)	—	—	—	—	—	(30,523)
Treasury stock purchased	—	—	—	(30,000)	—	—	(30,000)
Excise tax on treasury shares	—	—	—	(240)	—	—	(240)
Balance - September 30, 2026	$2,743,424	$(205,661)	$732	$(1,126,321)	$1,202,150	$18,811	$2,633,135

In thousands

Nine Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2026 and 2025	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2024	$2,370,537	$(429,475)	$725	$(595,781)	$1,125,882	$14,036	$2,485,924
Net income (loss)	318,445	—	—	—	—	(76)	318,369
Acquisitions of non-controlling interest	—	—	—	—	—	3,513	3,513
Foreign currency translation adjustments	2	237,788	—	—	—	358	238,148
Changes in unrecognized pension gains and related amortization, net of tax	—	782	—	—	—	—	782
Changes in derivative losses, net of tax	—	(16,590)	—	—	—	—	(16,590)
Stock awards and option exercises	—	—	3	8,037	29,708	—	37,748
Cash dividends declared on common stock	(89,287)	—	—	—	—	—	(89,287)
Treasury stock purchased	—	—	—	(190,005)	—	—	(190,005)
Excise tax on treasury shares	—	—	—	(1,063)	—	—	(1,063)
Balance - September 30, 2025	$2,599,697	$(207,495)	$728	$(778,812)	$1,155,590	$17,831	$2,787,539

Balance - December 31, 2025	$2,642,552	$(186,382)	$728	$(954,320)	$1,165,518	$17,885	$2,685,981
Net income	192,849	—	—	—	—	382	193,231
Foreign currency translation adjustments	77	(31,533)	—	—	—	544	(30,912)
Changes in unrecognized pension gains and related amortization, net of tax	—	3,764	—	—	—	—	3,764
Changes in derivative gains, net of tax	—	8,490	—	—	—	—	8,490
Stock awards and option exercises	—	—	4	9,010	36,632	—	45,646
Cash dividends declared on common stock	(92,054)	—	—	—	—	—	(92,054)
Treasury stock purchased	—	—	—	(179,973)	—	—	(179,973)
Excise tax on treasury shares	—	—	—	(1,038)	—	—	(1,038)
Balance - September 30, 2026	$2,743,424	$(205,661)	$732	$(1,126,321)	$1,202,150	$18,811	$2,633,135
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2026	2025

Cash Flows from Operating Activities:
Net income	$193,599	$318,227
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	198,044	177,412
Amortization	32,866	33,373
Stock-based compensation	33,043	36,772
Provision for CECL	4,374	516
Loss (gain) on disposition of fixed assets	484	77
Loss on Russia deconsolidation	58,020	—
Net loss (gain) on remeasurement of equity securities	1,160	(845)
Deferred income taxes	(5,257)	(31,851)
Defined benefit plan expense	6,898	10,232
Equity in results of affiliates	(3,224)	(6,142)
Gain on remeasurement of equity method investment	—	(26,518)
Impairment loss	5,007	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(101,728)	(66,812)
Inventories	(56,698)	(22,782)
Prepaid and other current assets	(17,906)	(28,064)
Accounts payable, accrued and other liabilities	60,132	6,950
Income taxes payable	(5,250)	(1,281)
Retirement and deferred compensation plan liabilities	(6,183)	(5,891)
Retirement and deferred compensation plan assets	420	(7,314)
Other changes, net	(8,023)	247
Net Cash Provided by Operations	389,778	386,306
Cash Flows from Investing Activities:
Capital expenditures	(191,965)	(183,600)
Proceeds from government grants	—	3,308
Proceeds from sale of property, plant and equipment	1,544	2,103
(Purchases) and maturities of short-term investments, net	(1,462)	2,813
Acquisition of businesses, net of cash acquired and release of escrow	(156)	(28,221)
Acquisition of intangible assets, net	(1,933)	(4,301)
Investment in equity securities	—	(7,258)
Cash balance of deconsolidated subsidiary	(29,977)	—
Notes receivable, net	1,355	37
Net Cash Used by Investing Activities	(222,594)	(215,119)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2026	2025

Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	20,826	2,105
Repayments of notes payable and overdrafts	(21,281)	(1,946)
Proceeds of short-term revolving credit facility, net	50,000	144,620
Proceeds from long-term obligations	6,112	1,204
Repayments of long-term obligations	(160,897)	(36,490)
Payment of contingent consideration obligation	(3,730)	—
Dividends paid	(92,054)	(89,287)
Proceeds from stock option exercises	22,420	14,869
Purchase of treasury stock	(179,973)	(190,005)
Redeemable noncontrolling interest	1,106	703
Net Cash Used by Financing Activities	(357,471)	(154,227)
Effect of Exchange Rate Changes on Cash	(7,961)	16,253
Net Decrease in Cash and Equivalents and Restricted Cash	(198,248)	33,213
Cash and Equivalents and Restricted Cash at Beginning of Period	404,849	223,844
Cash and Equivalents and Restricted Cash at End of Period	$206,601	$257,057

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.
Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Sommaplast acquisition.

Nine Months Ended September 30,	2026	2025

Cash and equivalents	$204,176	$257,057
Restricted cash included in prepaid and other	606	—
Restricted cash included in miscellaneous	1,819	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$206,601	$257,057

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
For all periods presented through September 21, 2026, the operating results of our Russian subsidiary are included in our consolidated financial statements. As of September 21, 2026, we deconsolidated our Russia operations from our consolidated financial statements and recognized a loss on deconsolidation. See Note 20 - Deconsolidation for more information.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of September 30, 2026, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $36.5 million.
To the extent our financial position allows and we believe there is a clear financial benefit, we may benefit from early payment discounts with some suppliers. While we have offered third party alternatives for our suppliers to receive payments sooner, we generally do not utilize these offerings from our customers as current economic conditions do not make them beneficial for us.
NOTE 2 – REVENUE
Revenue by segment and geography based on shipped to locations for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30, 2026
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$215,218	$151,570	$20,108	$67,074	$453,970
Beauty	215,133	58,037	44,755	39,447	357,372
Closures	71,072	89,959	24,507	22,239	207,777
Total	$501,423	$299,566	$89,370	$128,760	$1,019,119

	For the Three Months Ended September 30, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$208,055	$157,606	$10,968	$68,781	$445,410
Beauty	196,137	57,012	42,132	32,487	327,768
Closures	61,611	85,110	22,031	19,201	187,953
Total	$465,803	$299,728	$75,131	$120,469	$961,131

	For the Nine Months Ended September 30, 2026
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$672,635	$436,735	$59,350	$181,977	$1,350,697
Beauty	659,187	175,145	133,221	120,908	1,088,461
Closures	201,486	259,493	67,827	60,531	589,337
Total	$1,533,308	$871,373	$260,398	$363,416	$3,028,495

	For the Nine Months Ended September 30, 2025
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$618,577	$460,429	$36,469	$181,991	$1,297,466
Beauty	589,282	172,041	124,625	82,376	968,324
Closures	172,585	259,464	62,693	53,913	548,655
Total	$1,380,444	$891,934	$223,787	$318,280	$2,814,445
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
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of September 30, 2026	Balance as of December 31, 2025	Increase/ (Decrease)
Contract asset (current)	$13,717	$11,600	$2,117
Contract liability (current)	82,763	74,827	7,936
Contract liability (long-term)	38,931	49,901	(10,970)
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current period against contract liabilities is $103.9 million, including $57.7 million relating to contract liabilities at the beginning of the year. Current contract assets are included within Prepaid and other, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of September 30, 2026 or December 31, 2025.
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

NOTE 3 - INVENTORIES
Inventories, by component, net of reserves, consisted of:

	September 30, 2026	December 31, 2025
Raw materials	$154,630	$152,574
Work in process	197,979	194,176
Finished goods	229,996	191,095
Total	$582,605	$537,845

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 by reporting segment were as follows:

	Pharma	Beauty	Closures	Total
Balance as of December 31, 2025	$538,703	$370,848	$168,347	$1,077,898
Foreign currency exchange effects	(9,541)	(623)	(582)	(10,746)
Balance as of September 30, 2026	$529,162	$370,225	$167,765	$1,067,152
The table below shows a summary of intangible assets as of September 30, 2026 and December 31, 2025.

		September 30, 2026			December 31, 2025
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	12.3	$19,215	$(5,205)	$14,010	$19,032	$(4,016)	$15,016
Acquired technology	11.0	154,635	(107,204)	47,431	157,350	(99,551)	57,799
Customer relationships	11.7	330,424	(192,286)	138,138	332,088	(177,686)	154,402
Trademarks and trade names	3.1	46,316	(43,547)	2,769	46,885	(41,726)	5,159
License agreements and other	20.2	34,546	(12,368)	22,178	32,927	(9,964)	22,963
Total intangible assets	11.4	$585,136	$(360,610)	$224,526	$588,282	$(332,943)	$255,339
Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2026 and 2025 was $10,293 and $11,542, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2026 and 2025 was $32,866 and $33,373, respectively.
As of September 30, 2026, future estimated amortization expense for the years ending December 31 is as follows:

2026	$11,081	(remaining estimated amortization for 2026)
2027	38,588
2028	34,823
2029	33,657
2030	31,194
Thereafter	75,183
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2026.

NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended September 30, 2026 and 2025, respectively, was 45.6% and 17.1%. The effective tax rate for the three months ended September 30, 2026, reflects a loss on the deconsolidation of our Russian subsidiary on September 21, 2026, which is not deductible for tax purposes (25.7%). The effective tax rate for the three months ended September 30, 2025 reflects a benefit related to the gain from remeasurement of an equity investment upon consolidation (4.2%), and a deferred tax benefit resulting from the release of a valuation allowance (2.7%).
The effective tax rate for the nine months ended September 30, 2026 and 2025, was 28.1% and 20.4% respectively. The effective tax rate for the nine months ended September 30, 2026 reflects a negative 5.8% tax impact from the loss on deconsolidation of our Russian subsidiary on September 21, 2026. The effective tax rate for the nine months ended September 30, 2025 reflects deferred tax benefits from valuation allowance releases (3.1%), and a benefit related to the gain from remeasurement of an equity investment upon consolidation (1.6%).
Given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to support the realization of $2.0 million to $6.0 million of deferred tax assets, for which there is currently a corresponding valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change pending the level of profitability that we are able to achieve.
NOTE 6 – DEBT
Short-Term Obligations
At September 30, 2026 and December 31, 2025, our short-term obligations, revolving credit facility and overdrafts consisted of the following:

	September 30, 2026	December 31, 2025
Short-term obligations 2.48% (1)	$31,780	$31,314
Revolving credit facility 3.84% (1)	197,245	152,633
Overdraft 6.73% (1)	415	—
	$229,440	$183,947
________________________________________
(1)The rate represents the weighted-average interest rate as of September 30, 2026.
We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks that provides us with unsecured financing of up to $600.0 million, which may be increased by up to $300.0 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and could be drawn in various currencies including USD, EUR, GBP, and CHF. On July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of September 30, 2026, we had utilized $50.0 million and €130.0 million ($147.2 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2025, €130.0 million ($152.6 million) was utilized under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
We also have an unsecured money market borrowing arrangement to provide short-term financing of up to $30.0 million that is available in the U.S. No borrowing on this facility is permitted over a quarter-end date. As such, no balance was outstanding under this arrangement as of September 30, 2026 or December 31, 2025.

Long-Term Obligations
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of September 30, 2026 and December 31, 2025, $116.2 million and $141.1 million, respectively, was utilized under the Term Loan. On February 26, 2026, we repaid in full the $125.0 million of 3.60% Senior Notes that were due in February 2026.
At September 30, 2026 and December 31, 2025, our long-term obligations consisted of the following:

	September 30, 2026	December 31, 2025
Notes payable 4.18%, due in monthly and annual installments through 2035 (1)	$15,404	$17,051
Senior unsecured notes 3.60%, due in 2026	—	125,000
Term loan 5.30% floating, due in 2027	116,200	141,100
Senior unsecured notes 4.75%, due in 2031, net of discount of $0.4 million	599,582	599,512
Senior unsecured notes 3.60%, due in 2032, net of discount of $0.6 million	399,439	399,361
Finance Lease Liabilities	22,444	25,339
Unamortized debt issuance costs	(7,093)	(8,346)
	$1,145,976	$1,299,017
Current maturities of long-term obligations	(121,241)	(159,584)
Total long-term obligations	$1,024,735	$1,139,433
________________________________________
(1)The rate represents the weighted-average interest rate as of September 30, 2026.
The aggregate long-term maturities, excluding finance lease liabilities, which are discussed in Note 7, and unamortized debt issuance costs due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$118,213
Year Two	1,918
Year Three	2,192
Year Four	1,228
Year Five	599,582
Thereafter	407,492
Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2026
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.49 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.02 to 1.00
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

The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$5,764	$5,832	$17,209	$16,709

Finance lease cost:
Amortization of right-of-use assets	$1,177	$1,982	$4,673	$5,763
Interest on lease liabilities	309	317	933	890
Total finance lease cost	$1,486	$2,299	$5,606	$6,653

Short-term lease and variable lease costs	$6,125	$5,821	$18,549	$16,071
Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30,	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,167	$16,732
Operating cash flows from finance leases	1,054	986
Financing cash flows from finance leases	2,877	2,700

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,613	$11,248
Finance leases	1,125	3,394
NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS
We have various noncontributory retirement plans covering certain of our domestic and foreign employees. Benefits under our retirement plans are based on participants’ years of service and annual compensation as defined by each plan. Our domestic defined benefit pension plans are closed to new participants, however, eligible existing participants continue to accrue benefits under the plans.
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2026	2025	2026	2025
Service cost	$1,987	$1,983	$1,549	$1,732
Interest cost	2,494	2,390	1,055	999
Expected return on plan assets	(3,260)	(3,186)	(613)	(631)
Amortization of net (gain) loss	(4)	(122)	34	322
Amortization of prior service cost	—	—	25	25
Net periodic benefit cost	$1,217	$1,065	$2,050	$2,447
Curtailment	—	—	(3,254)	—
Total Net periodic benefit cost	$1,217	$1,065	$(1,204)	$2,447

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2026	2025	2026	2025
Service cost	$5,960	$5,949	$4,703	$4,979
Interest cost	7,483	7,172	3,236	2,872
Expected return on plan assets	(9,780)	(9,558)	(1,834)	(1,814)
Amortization of net (gain) loss	(11)	(366)	315	925
Amortization of prior service cost	—	—	80	73
Net periodic benefit cost	$3,652	$3,197	$6,500	$7,035
Curtailment	—	—	(3,254)	—
Total Net periodic benefit cost	$3,652	$3,197	$3,246	$7,035
During the third quarter of 2026, the Company recognized a $3.3 million curtailment gain related to the transfer of a participant from a foreign defined benefit pension plan to a U.S. retirement plan in connection with the participant’s transition to a U.S.-based role. The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
Employer Contributions
Although we have no minimum funding requirement, discretionary cash contributions to fund pension costs accrued under our domestic plans are generally at least equal to the minimum funding amounts required by ERISA. There were no contributions to our domestic defined benefit plans during the nine months ended September 30, 2026, and we do not expect that we will make significant additional contributions in the remainder of 2026. For the supplemental executive retirement plan (SERP), $0.7 million of company-paid benefits were distributed during the nine months ended September 30, 2026, and approximately $0.2 million is expected to be paid during the rest of 2026. Contributions to fund pension costs accrued under our foreign plans are made in accordance with local laws or, if not otherwise stated, at our discretion. We contributed $1.4 million to our foreign defined benefit plans during the nine months ended September 30, 2026 and do not expect to make any additional significant contributions during the rest of 2026.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2024	$(426,049)	$5,522	$(8,948)	$(429,475)
Other comprehensive income (loss) before reclassifications	237,788	344	(16,590)	221,542
Amounts reclassified from accumulated other comprehensive income	—	438	—	438
Net current-period other comprehensive income (loss)	237,788	782	(16,590)	221,980
Balance - September 30, 2025	$(188,261)	$6,304	$(25,538)	$(207,495)

Balance - December 31, 2025	$(179,891)	$18,078	$(24,569)	$(186,382)
Other comprehensive (loss) income before reclassifications	(50,191)	3,505	8,490	(38,196)
Amounts reclassified from accumulated other comprehensive income	—	259	—	259
Reclassification to earnings related to Russia deconsolidation	18,658	—	—	18,658
Net current-period other comprehensive (loss) income	(31,533)	3,764	8,490	(19,279)
Balance - September 30, 2026	$(211,424)	$21,842	$(16,079)	$(205,661)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended September 30,	2026	2025

Defined Benefit Pension Plans
Amortization of net loss	$30	$200	(1)
Amortization of prior service cost	25	25	(1)
	55	225	Total before tax
	(24)	(68)	Tax impact
	$31	$157	Net of tax
Total reclassifications for the period	$31	$157

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Nine Months Ended September 30,	2026	2025

Defined Benefit Pension Plans
Amortization of net loss	$304	$559	(1)
Amortization of prior service cost	80	73	(1)
	384	632	Total before tax
	(125)	(194)	Tax impact
	$259	$438	Net of tax
Total reclassifications for the period	$259	$438
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

The Company enters into cross-currency swap contracts to hedge its net investment in euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the euro. As of September 30, 2026, Aptar had cross-currency swap contracts with an aggregate notional amount of €350 million ($379.5 million), including €150 million ($176.2 million) of swaps entered into during the second quarter of 2026. These instruments are designated as net investment hedges and we elected the spot method. Gains and losses arising from the fair value adjustments of the cross-currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. Our cross-currency swap contracts expire at various dates through September 2029. As of September 30, 2026, the fair value of the cross currency swap contracts was a $21.3 million liability.
As of September 30, 2026, we have recorded the fair value of foreign currency forward exchange contracts of $1.4 million in prepaid and other and $0.9 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of September 30, 2026 had an aggregate notional contract amount of $108.1 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025

		September 30, 2026		December 31, 2025
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$1,352	$—	$298
		$—	$1,352	$—	$298

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$892	$—	$632
Cross-Currency Swap Contract (1)	Deferred and other non-current liabilities	21,297	—	32,542	—
		$21,297	$892	$32,542	$632
__________________________
(1)This cross-currency swap agreement has a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2026 and 2025

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2026	2025		2026	2025
Cross currency swap agreement:
Foreign exchange component	$2,534	$1,415	Miscellaneous, net	$—	$—	$(2,889)
	$2,534	$1,415		$—	$—

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2026 and 2025

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2026	2025		2026	2025
Cross-currency swap agreement:
Foreign exchange component	$8,490	$(16,590)	Miscellaneous, net	$—	$—	$(3,744)
	$8,490	$(16,590)		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2026 and 2025

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2026	2025
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$849	$(758)
		$849	$(758)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2026 and 2025

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2026	2025
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$718	$(733)
		$718	$(733)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026
Derivative Assets	$1,352	—	$1,352	—	—	$1,352
Total Assets	$1,352	—	$1,352	—	—	$1,352

Derivative Liabilities	$22,189	—	$22,189	—	—	$22,189
Total Liabilities	$22,189	—	$22,189	—	—	$22,189

December 31, 2025
Derivative Assets	$298	—	$298	—	—	$298
Total Assets	$298	—	$298	—	—	$298

Derivative Liabilities	$33,174	—	$33,174	—	—	$33,174
Total Liabilities	$33,174	—	$33,174	—	—	$33,174

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of September 30, 2026, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,204	$1,204	$—	$—
Foreign exchange contracts (2)	1,352	—	1,352	—
Convertible notes (3)	5,000	—	—	5,000
Total assets at fair value	$7,556	$1,204	$1,352	$5,000
Liabilities
Foreign exchange contracts (2)	$892	$—	$892	$—
Cross-currency swap contract (2)	21,297	—	21,297	—
Contingent consideration obligation	253	—	—	253
Total liabilities at fair value	$22,442	$—	$22,189	$253

As of December 31, 2025, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,503	$2,503	$—	$—
Foreign exchange contracts (2)	298	—	298	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$8,451	$2,503	$298	$5,650
Liabilities
Foreign exchange contracts (2)	$632	$—	$632	$—
Cross-currency swap contract (2)	32,542	—	32,542	—
Contingent consideration obligation	3,983	—	—	3,983
Total liabilities at fair value	$37,157	$—	$33,174	$3,983
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
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $0.93 billion and $1.09 billion as of September 30, 2026 and December 31, 2025, respectively.
As part of the Sommaplast acquisition, we are also obligated to pay the shareholders of Sommaplast certain contingent consideration based on 2025 and 2026 cumulative financial performance metrics as defined in the purchase agreement. We consider these obligations a Level 3 liability. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement upon acquisition to be $4.0 million utilizing a Monte Carlo valuation model. As of September 30, 2026, approximately $3.8 million of this contingent consideration has been paid out.
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2025	$3,983
Payments	(3,730)
Balance, September 30, 2026	$253
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

Legal Proceedings
On March 25, 2025, AptarGroup, Inc. and its subsidiary, Aptar France SAS, filed a lawsuit in the United States District Court for the Southern District of New York against ARS Pharmaceuticals, Inc. and ARS Pharmaceuticals Operations, Inc. (together, “ARS”), alleging that ARS misappropriated Aptar’s trade secrets and breached multiple contractual confidentiality obligations and seeking injunctive relief and damages. Relatedly, on September 29, 2025, ARS filed a lawsuit in the United States District Court for the Southern District of California against Aptar, alleging that Aptar violated Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act by refusing to sell certain components and seeking injunctive relief and damages. These two matters have now been consolidated in the Southern District of New York, are pending and no final determination has been made by the court. On October 14, 2026, Aptar filed a motion to amend the complaint, to add Silgan Dispensing Systems Corp. as a party to the case. The motion is pending.
In May 2025, Nemera La Verpillière SAS ("Nemera") filed parallel patent infringement actions in Mannheim Regional Court, Germany (the "Mannheim Court") and Paris Judicial Court, France against Aptar and certain subsidiaries alleging that Aptar's ophthalmic product infringes a Nemera patent, seeking an injunction and damages. Aptar is contesting the claims and the proceedings are continuing. Aptar filed oppositions before the European Patent Office ("EPO") challenging the validity of the European Patent (EP) asserted by Nemera which are still pending with a further hearing scheduled for May 2027. In addition, on August 7, 2026, Aptar Radolfzell GmbH has brought a patent infringement action against Nemera La Verpillière SAS before the Unified Patent Court, Paris Local Division of the Court of First Instance, relating to Nemera's ophthalmic dispensers.
At this stage, each of the above matters is too preliminary to form a judgment as to whether an adverse outcome is probable, and we are unable to estimate the possible loss or range of loss, if any.
Tariff-related Matters
On February 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs. thereby invalidating tariffs previously imposed by the US administration under that statute. Effective July 24, 2026, the new Section 301 Forced Labor tariffs replaced the expired Section 122 tariff program. The new section 310 tariff framework applies country-specific tariff rates ranging from 10% to 12.5%, while preserving exemptions for USMCA-qualified goods and certain products already subject to Section 232 tariffs. Through our preliminary analysis, we do not expect that the new Section 301 tariff will have significant incremental impact to Aptar.
During Q3 2026, Aptar continues to submit IEEPA tariff refund claims through CBP's CAPE platform using a phased approach based on entry expiration dates and data readiness. In accordance with ASC 450‑30, Contingencies—Gain Contingencies, Aptar will account for any potential recovery of previously paid IEEPA tariffs as a gain contingency. As of September 30, 2026, Aptar has received certain tariff refunds and continues to evaluate additional potential recoveries; no amounts have been recognized for such additional potential recoveries.
Other Contingencies
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2026 and December 31, 2025.
We are periodically subject to loss contingencies resulting from customs duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $11.0 million to $12.0 million in principal, and $22.0 million to $23.0 million for interest and penalties. We are currently defending our position with respect to these claims in the respective administrative procedures. Due to uncertainty in the probability of settlement and the timing of our appeal, no liability is recorded as of September 30, 2026.
We will continue to evaluate these liabilities periodically based on available information, including the status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs and penalties among potentially responsible parties.
NOTE 13 – STOCK REPURCHASE PROGRAM
On February 3, 2026, we announced a share repurchase authorization of up to $600.0 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2026, we repurchased approximately 234 thousand shares for $30.0 million and 1.3 million shares for $180.0 million, respectively. During the three and nine months ended September 30, 2025, we repurchased approximately 286 thousand shares for $40.0 million and 1.3 million shares for $190.0 million, respectively. As of September 30, 2026, there was $420.0 million for authorized share repurchases remaining under the existing authorization.

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

Nine Months Ended September 30,	2026	2025
Fair value per stock award	$123.35	$154.20
Grant date stock price	$123.97	$147.84
Assumptions:
Aptar's stock price expected volatility	19.50%	17.70%
Expected average volatility of peer companies	34.60%	34.10%
Correlation assumption	24.30%	31.00%
Risk-free interest rate	3.79%	4.03%
Dividend yield assumption	1.55%	1.22%
A summary of RSU activity as of September 30, 2026 and changes during the nine month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2026	215,433	$135.89	434,878	$135.31
Granted	146,343	120.23	229,998	120.95
Vested	(106,420)	131.10	(198,125)	116.17
Forfeited	(6,901)	131.80	(47,235)	111.46
Nonvested at September 30, 2026	248,455	$128.67	419,516	$139.16
Included in the time-based RSU activity for the nine months ended September 30, 2026 are 13,594 units granted to non-employee directors and 9,805 units that vested related to non-employee directors.

Nine Months Ended September 30,	2026	2025
Compensation expense (included in SG&A)	$23,902	$27,515
Compensation expense (included in Cost of sales)	2,269	2,588
Compensation expense, Total	$26,171	$30,103
Fair value of units vested	35,358	43,382
Intrinsic value of units vested	37,772	53,743

The actual tax benefit realized for the tax deduction from RSUs was approximately $6.8 million and $9.8 million in the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $45.4 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 1.8 years.
Historically, we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted for employees in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
Aptar uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans was $31.93 and $36.91 per share during the first nine months of 2026 and 2025, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Nine Months Ended September 30,	2026	2025
Dividend Yield	1.40%	1.17%
Expected Stock Price Volatility	19.72%	17.66%
Risk-free Interest Rate	4.06%	4.21%
Expected Life of Option (years)	7.0	7.0
 A summary of option activity under our stock plans during the nine months ended September 30, 2026 is presented below:

	Stock Awards Plans
	Options	Weighted Average Exercise Price
Outstanding, January 1, 2026	1,608,498	$103.45
Granted	283,326	124.20
Exercised	(298,136)	75.01
Forfeited or expired	(9,813)	123.47
Outstanding at September 30, 2026	1,583,875	$112.39
Exercisable at September 30, 2026	1,081,669	$102.61
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2026	5.3
Exercisable at September 30, 2026	3.6
Aggregate Intrinsic Value:
Outstanding at September 30, 2026	$26,744
Exercisable at September 30, 2026	$26,744
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2026	$15,962
September 30, 2025	$15,079

Nine Months Ended September 30,	2026	2025
Compensation expense (included in SG&A)	$6,305	$6,082
Compensation expense (included in Cost of sales)	567	587
Compensation expense, Total	$6,872	$6,669
Compensation expense, net of tax	5,776	5,455
Grant date fair value of options vested	7,502	5,200

The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the nine months ended September 30, 2026 and 2025 was approximately $22.4 million and $14.9 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $3.7 million and $3.8 million in the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $6.2 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.0 years.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30, 2026		September 30, 2025
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$32,602	$32,602	$127,927	$127,927

Average equivalent shares
Shares of common stock	63,523	63,523	65,709	65,709
Effect of dilutive stock-based compensation
Stock options	260	—	491	—
Restricted stock	364	—	430	—
Total average equivalent shares	64,147	63,523	66,630	65,709
Net income per share	$0.51	$0.51	$1.92	$1.95

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$192,849	$192,849	$318,445	$318,445

Average equivalent shares
Shares of common stock	63,733	63,733	65,989	65,989
Effect of dilutive stock-based compensation
Stock options	260	—	549	—
Restricted stock	380	—	505	—
Total average equivalent shares	64,373	63,733	67,043	65,989
Net income per share	$3.00	$3.03	$4.75	$4.83

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
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2025. Our chief operating decision maker ("CODM") is our President and Chief Executive Officer. Our CODM is provided operating reports from each of our reportable segments which include or can be used to easily derive significant segment expenses identified as selling, research & development and administrative expenses and cost of sales by segment. Additionally, the other segment items primarily consist of foreign currency gains or losses from operations and other non-operating activity. Our CODM evaluates performance of our reporting segments and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, gain on remeasurement of equity method investment, net unrealized investment gains and losses related to observable market price changes on equity securities, Russia deconsolidation impact, and other special items if any. Adjusted EBITDA provides useful information regarding the performance of each segment as it reflects the profitability and performance of each segment on a consistent and comparable basis, and our CODM considers budget-to-actual variances on a monthly basis when making decisions supporting capital resource allocation, including in connection with development, acquisition and disposition activities in each segment.

Financial information regarding our reporting segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Sales:
Pharma	$454,194	$445,656	$1,351,423	$1,298,170
Beauty	365,954	334,929	1,115,538	989,481
Closures	209,419	189,732	594,171	553,931
Total Sales	$1,029,567	$970,317	$3,061,132	$2,841,582
Less: Intersegment Sales:
Pharma	$224	$246	$726	$704
Beauty	8,582	7,161	27,077	21,157
Closures	1,642	1,779	4,834	5,276
Total Intersegment Sales	$10,448	$9,186	$32,637	$27,137
Net Sales:
Pharma	$453,970	$445,410	$1,350,697	$1,297,466
Beauty	357,372	327,768	1,088,461	968,324
Closures	207,777	187,953	589,337	548,655
Net Sales	$1,019,119	$961,131	$3,028,495	$2,814,445
Less:
Cost of Sales (exclusive of depreciation and amortization):
Pharma	228,500	221,402	700,573	651,418
Beauty	266,514	243,004	808,864	708,430
Closures	151,847	135,246	430,594	390,999
Selling, Research & Development and Administrative:
Pharma	63,322	63,539	196,583	186,725
Beauty	51,025	47,746	156,501	142,896
Closures	25,584	22,895	75,236	69,765
Other Segment Items:
Pharma	(2,990)	(5,300)	(11,725)	(5,727)
Beauty	(877)	(2,731)	(2,838)	(6,962)
Closures	(1,831)	(525)	(2,176)	(1,589)
Adjusted EBITDA (1):
Pharma	$165,138	$165,769	$465,266	$465,050
Beauty	40,710	39,749	125,934	123,960
Closures	32,177	30,337	85,683	89,480
Adjusted EBITDA for Reportable Segments	$238,025	$235,855	$676,883	$678,490
Corporate & Other, unallocated	(20,813)	(13,255)	(58,199)	(54,144)
Acquisition-related costs (2)	—	(1,896)	(228)	(2,240)
Restructuring Initiatives (3)	(2,208)	(2,168)	(4,713)	(5,789)
Net unrealized investment gain (loss) (4)	(1,011)	(161)	(1,248)	845
Russia deconsolidation impact (5)	(61,161)	—	(61,161)	—
Gain from remeasurement of equity method investment (6)	—	26,518	—	26,518
Other special items (7)	(3,095)	(4,400)	(10,899)	(4,400)
Depreciation and amortization	(75,544)	(75,234)	(230,910)	(210,785)
Interest Expense	(15,790)	(13,532)	(48,733)	(35,733)
Interest Income	1,930	2,400	8,359	7,094
Income before Income Taxes	$60,333	$154,127	$269,151	$399,856

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and Amortization:
Pharma	$35,911	$35,107	$110,814	$100,424
Beauty	23,965	24,332	73,438	65,869
Closures	14,561	14,921	43,312	41,943
Depreciation and Amortization for Reportable Segments	74,437	74,360	227,564	208,236
Corporate & Other	1,107	874	3,346	2,549
Depreciation and Amortization	$75,544	$75,234	$230,910	$210,785
Capital Expenditures:
Pharma	$29,080	$38,150	$85,665	$97,725
Beauty	24,693	12,727	63,666	44,317
Closures	14,114	8,788	36,008	34,873
Capital Expenditures for Reportable Segments	67,887	59,665	185,339	176,915
Corporate & Other	1,429	3,681	7,561	9,749
Transfer of Corporate Expenditures (8)	(310)	(33)	(935)	(3,064)
Capital Expenditures	$69,006	$63,313	$191,965	$183,600
________________________________________________
(1)We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, gain on remeasurement of equity method investment, net unrealized investment gains and losses related to observable market price changes on equity securities, Russia deconsolidation impact, and other special items.
(2)Acquisition-related costs include transaction costs (and purchase accounting adjustments related to acquisitions and investments).
(3)Restructuring Initiatives includes expense items for the three and nine months ended September 30, 2026 and 2025 as follows (see Note 18 – Restructuring Initiatives for further details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring Initiatives by Segment:
Pharma	$406	$919	$345	$1,177
Beauty	1,827	550	4,545	1,571
Closures	(25)	702	311	2,944
Corporate & Other	—	(3)	(488)	97
Total Restructuring Initiatives	$2,208	$2,168	$4,713	$5,789
(4)Net unrealized investment gain (loss) represents the change in fair value of our investment in PCT (see Note 17 – Investment in Equity Securities for further details).
(5)Russia deconsolidation impact represents $58.0 million loss on Russia deconsolidation on the Condensed Consolidated Statements of Income, $2.6 million for CECL reserves placed on uncollectible accounts, and $0.5 million for legal fees recorded in selling, research & development and administrative on the Condensed Consolidated Statements of Income.
(6)The gain from remeasurement of equity method investment represents the remeasurement of our previously held minority equity interest in BTY at fair value.
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

NOTE 17 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	September 30, 2026	December 31, 2025
Equity Method Investments:
Goldrain	$111,225	$104,112
Sonmol	5,212	5,044
Others	5,025	5,392
Other Investments:
PureCycle	1,204	2,503
YAT	5,668	5,433
Others	4,536	8,546
	$132,870	$131,030
Equity Method Investments
Goldrain
On October 22, 2024, we acquired 40% of the equity interests in Ningbo Jinyu Technology Industry Co., Ltd., doing business as Goldrain, a leading manufacturer of dispensing technologies in China for an approximate purchase price of $99.0 million. Goldrain is a leading manufacturer specializing in developing and producing packages for skincare, cosmetic, household, cleaning, personal care and perfumery products. Additionally, we noted an initial basis difference between our investment in the business and the amount recorded in Goldrain's equity of $82.7 million including equity method goodwill that will not be amortized. The future amortizable basis difference of $14.7 million as of December 31, 2024 was comprised of intangible assets which are being amortized on a straight line basis over a weighted average useful life of 11.8 years. As of September 30, 2026, Aptar had purchases of approximately $1.7 million from Goldrain and approximately $0.6 million was due to Goldrain and is included in accounts payable, accrued and other liabilities on our Condensed Consolidated Balance Sheets.
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
We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
Q2 2026	18,295	$139	$88
No shares were sold during 2025 related to PCT.
For the three and nine months ended September 30, 2026 and 2025, we recorded the following net investment (loss) gain on our investment in PureCycle:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net investment (loss) gain	$(1,011)	$(161)	$(1,160)	$845
During the nine months ended September 30, 2026, we recorded a $2.9 million impairment to our investment in Loop and $0.9 million impairment to our investment in MIWA Technologies. There were no other indications of impairment noted in the nine months ended September 30, 2026 and 2025.

NOTE 18 – RESTRUCTURING INITIATIVES
For the three and nine months ended September 30, 2026, we recognized $2.2 million and $4.7 million, respectively, of restructuring costs related to our initiatives to better leverage our fixed cost base through growth and cost reduction measures. For the three and nine months ended September 30, 2025, we recognized $2.2 million and $5.8 million of restructuring costs related to these initiatives, respectively. The cumulative expense incurred as of September 30, 2026 was $79.2 million.
As of September 30, 2026, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2025	Net Charges for the Nine Months Ended September 30, 2026	Cash Paid	Interest and FX Impact	Ending Reserve at September 30, 2026
Employee severance	$4,283	$1,419	$(2,659)	$(47)	$2,996
Professional fees and other costs	2,175	3,294	(4,867)	21	623
Totals	$6,458	$4,713	$(7,526)	$(26)	$3,619
As of September 30, 2025, we have recorded the following activity associated with our optimization initiatives:

	Beginning Reserve at December 31, 2024	Net Charges for the Nine Months Ended September 30, 2025	Cash Paid	Interest and FX Impact	Ending Reserve at September 30, 2025
Employee severance	$9,161	$1,398	$(4,594)	$693	$6,658
Professional fees and other costs	796	4,391	(4,690)	7	504
Totals	$9,957	$5,789	$(9,284)	$700	$7,162

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
Redeemable noncontrolling interests are initially recorded at the issuance date fair value, as of the acquisition date of BTY. When redeemable noncontrolling interest becomes redeemable, or it is probable of becoming redeemable, its value is adjusted to the greater of current redemption value or carrying value. The redemption value is remeasured on a quarterly basis based on the predetermined formula set forth in the shareholder agreement. No adjustment was required to the redemption value as of September 30, 2026.
The following table presents a roll forward of the redeemable noncontrolling interests for the nine months ended September 30, 2026:

2026
Balance at January 1	$26,244
Additional contributions	738
Net income attributable to redeemable noncontrolling interests	368
Foreign currency translation adjustments	698
Balance at September 30	$28,048

NOTE 20 – DECONSOLIDATION
Effective as of September 21, 2026, we concluded that we no longer met the accounting criteria for consolidation of our Russian subsidiary due to a loss of control over our Russian operations. On September 21, 2026, the President of the Russian Federation issued a governmental decree that placed the Company's Russian subsidiary, OOO Aptar Vladimir ("Aptar Vladimir"), under external administration. Historically all three segments produced and sold products out of our Russian subsidiary. As part of our segment realignment, this subsidiary was primarily used by our Closures segment.
As of the close of the third quarter 2026, we deconsolidated and changed to the cost method of accounting for our Russian operations. We recorded a $58.0 million loss on deconsolidation as we reduced the value of our cost method investment in the Russian subsidiary resulting in the full impairment of that investment. We also recorded a $2.6 million CECL reserve related to all Russian receivables held by our other subsidiaries and $0.5 million in legal costs. The recorded loss on deconsolidation also included $18.7 million of historical cumulative translation adjustments related to our Russian operations that had previously been recorded in accumulated other comprehensive income within equity. Additionally, $30.0 million of cash held by our Russian subsidiary to which we no longer have access is reflected within the investing section of the Condensed Consolidated Statements of Cash Flows.
We have determined the fair value of our investment in our Russian subsidiary to be insignificant because recovery of any amounts from the Russian government related to the expropriation is highly unlikely given uncertainty around any potential recovery through legal proceedings. Russian counter-sanction measures restrict the Company’s ability to sell, transfer or repatriate value from the Russian business and that any disposition would require Russian governmental approval, and we have no continuing commercial relationship with, or obligations to, Aptar Vladimir.
As of September 21, 2026, we no longer include sales, earnings or net assets of our Russian subsidiary within our consolidated financial statements. Under the cost method of accounting, we will recognize earnings only to the extent cash is received from our Russian subsidiary. We will monitor the extent of our ability to control our Russian operations as our current situation in Russia may change over time and lead to re-consolidation at a future date. Aptar will account for any potential recovery from the Russian government, the external administrator or a sale only when realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS
DECONSOLIDATION OF RUSSIAN SUBSIDIARY
For all periods presented through September 21, 2026, the operating results of our Russian subsidiary are included in our consolidated financial statements. As of September 21, 2026, we deconsolidated our Russia operations from our consolidated financial statements and recognized a loss on deconsolidation. See Note 20 - Deconsolidation for more information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	63.4	62.2	64.0	62.1
Selling, research & development and administrative	15.7	15.5	16.0	16.2
Depreciation and amortization	7.4	7.8	7.6	7.5
Restructuring initiatives	0.2	0.2	0.2	0.2
Operating income	13.3	14.3	12.2	14.0
Interest expense	(1.6)	(1.4)	(1.6)	(1.3)
Other (expense) income	(5.8)	3.1	(1.7)	1.5
Income before income taxes	5.9	16.0	8.9	14.2
Net Income	3.2	13.3	6.4	11.3
Effective tax rate	45.6%	17.1%	28.1%	20.4%
Adjusted EBITDA margin (1)	21.3%	23.2%	20.4%	22.2%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
NET SALES
We reported net sales of $1.02 billion for the quarter ended September 30, 2026, which represents a 6% increase compared to $961.1 million reported during the third quarter of 2025. The translation of foreign currencies did not have a significant impact at the consolidated level. Acquisitions, net of deconsolidation of our Russian subsidiary, had a net positive impact on consolidated sales of 1%. Therefore, core sales, which excludes acquisitions and deconsolidation and changes in foreign currency rates, increased 5% in the third quarter of 2026 compared to the same period in 2025. Strong product growth in our Beauty and Closures segments and the pass through of higher input costs more than compensated for lower tooling sales. In Pharma, strong growth within our consumer healthcare and injectables markets were able to compensate for lower sales of emergency medicine products.

Third Quarter 2026 Net Sales Change over Prior Year	Pharma	Beauty	Closures	Total
Reported Net Sales Growth	2%	9%	11%	6%
Currency Effects (1)	1%	—%	(1)%	—%
Acquisitions / Deconsolidation	(2)%	(1)%	1%	(1)%
Core Sales Growth	1%	8%	11%	5%
Reported net sales for the first nine months of 2026 increased 8% to $3.03 billion compared to $2.81 billion for the first nine months of 2025. Foreign currency exchange rates and acquisitions/deconsolidation each positively impacted our consolidated results by 4% and 2%, respectively, during the first nine months of 2026. Therefore, core sales for the first nine months of 2026 increased 2% when compared with the same period in 2025. During the first nine months of 2026, we benefitted from strong sales of our higher value products within the Beauty and Closures segments, along with the pass through of higher input costs. Strong growth within Pharma's consumer healthcare and injectables markets offset by lower sales of emergency medicine products.

Nine Months Ended September 30, 2026 Net Sales Change over Prior Year	Pharma	Beauty	Closures	Total
Reported Net Sales Growth	4%	12%	7%	8%
Currency Effects (1)	(3)%	(4)%	(3)%	(4)%
Acquisitions / Deconsolidation	(1)%	(4)%	1%	(2)%
Core Sales Growth	—%	4%	5%	2%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	% of Total	2025	% of Total	2026	% of Total	2025	% of Total

Domestic	$299,566	29%	$299,728	31%	$871,373	29%	$891,934	32%
Europe	501,423	49%	465,803	48%	1,533,308	51%	1,380,444	49%
Latin America	89,370	9%	75,131	8%	260,398	8%	223,787	8%
Asia	128,760	13%	120,469	13%	363,416	12%	318,280	11%
For discussion regarding net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percentage of net sales increased to 63.4% in the third quarter of 2026 compared to 62.2% in the third quarter of 2025. Sales within our Pharma segment were negatively impacted by a mix of lower margin applications compared to the same period in 2025. We also were negatively impacted by higher operating costs and an increase in certain input costs, which were passed through to customers but with no margin.
For the first nine months of 2026, COS as a percentage of net sales increased to 64.0% compared to 62.1% in the same period in 2025. As discussed above, this increase is mainly due to the lower sales of some higher margin Pharma products, along with higher input costs and lower productivity in certain segments when compared to the first nine months of 2025.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $11.4 million to $160.2 million in the third quarter of 2026 compared to $148.8 million during the same period in 2025. Excluding changes in foreign currency rates, SG&A increased by approximately $11.5 million in the quarter, with a net incremental expense of $0.9 million coming from our acquisitions and the deconsolidation of our Russian subsidiary. The remaining increase was mainly due to higher professional fees and allowances for credit losses primarily related to our Russian receivables. We also recorded the one-time impact of a $3.0 million deferred compensation expense which offsets a curtailment gain in net other income (expense) discussion below for an associate who is now a U.S employee. SG&A as a percentage of net sales increased to 15.7% in the third quarter of 2026 compared to 15.5% in the same period in 2025.
Our SG&A expenses increased by approximately $30.3 million to $485.5 million in the first nine months of 2026 compared to $455.2 million during the same period in 2025. Excluding changes in foreign currency rates, SG&A increased by approximately $17.4 million in the first nine months of 2026 compared to the first nine months of 2025 with incremental SG&A costs from our acquisitions and deconsolidation contributing approximately $6.8 million of this increase. The remaining increase, as noted above, reflects the effect of higher professional fees, bad debt expenses and a pension cost transfer. SG&A as a percentage of net sales decreased to 16.0% in the first nine months of 2026 compared to 16.2% in the same period in 2025.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased by approximately $0.3 million to $75.5 million in the third quarter of 2026 compared to $75.2 million during the same period in 2025. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $0.4 million in the third quarter of 2026 compared to the same period a year ago. Approximately $1.7 million of this increase is due to recent acquisitions. This was partially offset by approximately $1.3 million of lower depreciation in our existing businesses, reflecting lower capital spending, along with the lapsing of certain amortized costs. Depreciation and amortization as a percentage of net sales decreased to 7.4% in the third quarter of 2026 compared to 7.8% in the same period of the prior year.

Depreciation and amortization expenses increased by approximately $20.1 million to $230.9 million in the first nine months of 2026 compared to $210.8 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $13.6 million in the first nine months of 2026 compared to the same period a year ago. Of this increase, $9.4 million relates to incremental depreciation and amortization costs in 2026 due to our acquisitions. The remaining net increase is due to the impact of higher capital investments earlier in the year made to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.6% in the first nine months of 2026 compared to 7.5% in the same period of the prior year.
RESTRUCTURING INITIATIVES
For the three and nine months ended September 30, 2026, we recognized $2.2 million and $4.7 million, respectively, of restructuring costs related to initiatives to better leverage our fixed cost base through growth and cost reduction measures. For the three and nine months ended September 30, 2025, we recognized $2.2 million and $5.8 million of restructuring costs related to these initiatives, respectively.
Restructuring costs for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring Initiatives by Segment:
Pharma	$406	$919	$345	$1,177
Beauty	1,827	550	4,545	1,571
Closures	(25)	702	311	2,944
Corporate & Other	—	(3)	(488)	97
Total Restructuring Initiatives	$2,208	$2,168	$4,713	$5,789
OPERATING INCOME
Operating income decreased approximately $1.9 million to $135.0 million in the third quarter of 2026 compared to $136.9 million in the same period a year ago. Excluding changes in foreign currency rates, operating income decreased by approximately $0.3 million in the quarter compared to the same period a year ago. Higher sales were offset by higher SG&A and input costs along with the mix of lower margin applications compared to the same period in 2025. Operating income as a percentage of net sales decreased to 13.3% in the third quarter of 2026 compared to 14.3% in the prior year period.
For the first nine months of 2026, operating income decreased by approximately $25.5 million to $369.2 million compared to $394.8 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income decreased by approximately $36.3 million in the first nine months of 2026 compared to the same period a year ago. This decrease was mainly driven by higher SG&A costs and COS as a percentage of revenue, reflecting lower sales of certain higher-margin products within our Pharma segment and higher depreciation costs to support our growth initiatives. Operating income as a percentage of net sales decreased to 12.2% in the first nine months of 2026 compared to 14.0% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased approximately $2.3 million to $15.8 million in the third quarter of 2026 compared to $13.5 million for the same period of the prior year, as a result of higher average borrowing and a higher average interest rate following the issuance of $600.0 million in new notes with a fixed interest rate of 4.75%.
Interest expense increased approximately $13.0 million to $48.7 million in the first nine months of 2026 compared to $35.7 million during the same period in 2025. Since the beginning of 2025, we have repaid $250.0 million of private placement debt having an interest rate of 3.6% and issued a total of $600.0 million in new notes with a fixed interest rate of 4.75%, thus increasing both the amount and the average interest rate of our debt in the first nine months of 2026 compared to the same period in the prior year. See Note 6 - Debt to the Condensed Consolidated Financial Statements for further details on our current debt structure.
NET OTHER INCOME (EXPENSE)
Net other income decreased $89.6 million to $58.9 million of expense in the third quarter of 2026 from $30.7 million of income in the same period of the prior year. As discussed in Note 20 - Deconsolidation to our Condensed Consolidated Financial Statements, during the third quarter of 2026 we deconsolidated our Russian operations and recorded a $58.0 million loss on deconsolidation. We also recorded approximately $3.5 million of impairment losses in the third quarter of 2026 and realized an unfavorable foreign currency impact of $1.5 million which was offset by a pension curtailment gain of approximately $3.3 million. During the third quarter of 2025, we realized a $26.5 million remeasurement gain related to our additional investment in BTY.

Net other income decreased approximately $92.2 million to $51.3 million of expense for the nine months ended September 30, 2026 from $40.8 million of income in the same period of the prior year. As discussed above, we recorded a $58.0 million loss on deconsolidation of our Russian operations. We also realized approximately $5.0 million of impairment losses and approximately $2.9 million in lower equity results from affiliates in part due to our investment in BTY now being fully consolidated, which was offset by a $3.3 million gain on pension curtailment. During the third quarter of 2025, we realized a $26.5 million remeasurement gain related to our additional investment in BTY.
PROVISION FOR INCOME TAXES
The effective tax rate for the three months ended September 30, 2026 and 2025 was 45.6% and 17.1% respectively. The effective tax rate for the three months ended September 30, 2026, reflects a loss on the deconsolidation of our Russian subsidiary on September 21, 2026, which is not deductible for tax purposes (25.7%). The effective tax rate for the three months ended September 30, 2025 reflects a benefit related to the tax impact from the gain from remeasurement of an equity investment upon consolidation (4.2%), and a deferred tax benefit resulting from the release of a valuation allowance (2.7%).
The effective tax rate for the nine months ended September 30, 2026 and 2025, was 28.1% and 20.4% respectively. The effective tax rate for the nine months ended September 30,2026 reflects a negative 5.8% tax impact from the loss on deconsolidation of our Russian subsidiary on September 21, 2026. The effective tax rate for the nine months ended September 30, 2025 reflects deferred tax benefits from valuation allowance releases (3.1%), and a benefit related to the gain from remeasurement of an equity investment upon consolidation (1.6%).
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $32.6 million and $192.8 million in the three and nine months ended September 30, 2026, respectively, compared to $127.9 million and $318.4 million for the same periods in the prior year.
PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer healthcare, injectables, active material science solutions and digital health markets form our Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Sales	$453,970	$445,410	$1,350,697	$1,297,466
Adjusted EBITDA (1)	165,138	165,769	465,266	465,050
Adjusted EBITDA margin (1)	36.4%	37.2%	34.4%	35.8%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities, gains and losses from remeasurement of equity method investment, Russia deconsolidation impact and other special items. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
Net sales for the Pharma segment increased 2% in the third quarter of 2026 to $454.0 million compared to $445.4 million in the third quarter of 2025. Changes in currencies negatively affected net sales by 1% while acquisitions and deconsolidation positively impacted net sales by 2%. Therefore, core sales increased by 1% in the third quarter of 2026 compared to the third quarter of 2025. This increase was driven by overall higher device sales and the favorable effect of passing increased input costs through to our customers. Core sales of our products to the prescription drug market decreased 7% primarily due to the anticipated reduction in emergency medicine sales, partially offset by growth in central nervous system therapeutics and asthma/COPD applications. The 13% core sales improvement in the consumer health care market was mainly driven by strong demand for our nasal decongestant and dermal drug delivery technologies. Sales of our products and services to the injectables market increased 9% on strong demand for our elastomeric components, which are used in a number of end markets including GLP-1, biologics and vaccines. Active material science solutions increased 4% on strong sales of our probiotic and oral solid dose products.

Third Quarter 2026 Net Sales Change over Prior Year	Prescription Drug (2)	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Reported Net Sales Growth	(8)%	19%	8%	4%	2%
Currency Effects (1)	1%	1%	1%	—%	1%
Acquisitions / Deconsolidation	—%	(7)%	—%	—%	(2)%
Core Sales Growth	(7)%	13%	9%	4%	1%
Net sales for the first nine months of 2026 increased by approximately 4% to $1.35 billion compared to $1.30 billion in the first nine months of 2025. Changes in currency rates and acquisitions/deconsolidation positively impacted net sales by 3% and 1%, respectively during the first nine months of 2026. Therefore, core sales remained flat during the first nine months of 2026 compared to the same period in the prior year. Strong sales in our consumer healthcare and Injectables divisions, along with higher tooling sales were offset by lower prescription drug sales. Core sales of products included in our prescription drug division decreased 8% as strong demand for our products used on asthma/COPD and central nervous system applications, along with increasing royalties could not compensate for lower emergency medicine product sales. Core sales in the consumer healthcare market increased 11% on strong demand for our nasal decongestant, dermal drug delivery and eye care products. Injectables core sales increased 13% with high demand primarily for elastomeric components used for GLP-1 and other biologics applications. Core sales of our active material science solutions remained flat as increases in sales of our oral solid dose technologies were offset by declines in diabetes product sales.

Nine Months Ended September 30, 2026 Net Sales Change over Prior Year	Prescription Drug (2)	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Reported Net Sales Growth	(6)%	21%	15%	2%	4%
Currency Effects (1)	(2)%	(4)%	(2)%	(2)%	(3)%
Acquisitions / Deconsolidation	—%	(6)%	—%	—%	(1)%
Core Sales Growth	(8)%	11%	13%	—%	—%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Prescription drug includes prescription drug and digital health solutions.
Adjusted EBITDA in the third quarter of 2026 decreased slightly to $165.1 million compared to $165.8 million in the same period of the prior year, as the lower emergency medicine volumes described above offset increased volumes in other applications, higher royalties and strong operational performance. As a result, our Adjusted EBITDA margin declined to 36.4% in the third quarter of 2026 from 37.2% in the third quarter of 2025.
Adjusted EBITDA in the first nine months of 2026 remained relatively flat at $465.3 million compared to $465.1 million in the same period of the prior year. Strong operational performance in the first nine months of 2026, a favorable currency impact, higher royalties and the core sales growth in consumer healthcare and injectables discussed above were able to compensate for the lower sales of our higher-margin emergency medicine products. However, due to the disproportionate margin discrepancy on our emergency medicine products, our adjusted EBITDA margin declined to 34.4% in the first nine months of 2026 compared to 35.8% in the first nine months of 2025.

BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Beauty segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Sales	$357,372	$327,768	$1,088,461	$968,324
Adjusted EBITDA (1)	40,710	39,749	125,934	123,960
Adjusted EBITDA margin (1)	11.4%	12.1%	11.6%	12.8%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities, gains and losses from remeasurement of equity method investment, Russia deconsolidation impact and other special items. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
Reported net sales for the quarter ended September 30, 2026 increased 9% to $357.4 million compared to $327.8 million in the third quarter of the prior year. While there was no impact for the changes in currency rates, acquisitions positively impacted net sales by 1% in the third quarter of 2026. Therefore, core sales increased 8% in the third quarter of 2026 compared to the same quarter of the prior year as product sales growth and the pass through of higher input costs more than compensated for lower tooling sales. Core sales to the F&F market increased 5% on strong demand for our prestige fragrance and color cosmetics dispensing technologies. Personal care sales increased 11% versus prior year on strong sales of our hair care, personal cleansing and baby care applications. Home care core sales increased 24% on higher sales of our products to hair care and industrial customers.

Third Quarter 2026 Net Sales Change over Prior Year	F&F (2)	Personal Care	Home Care	Total
Reported Net Sales Growth	7%	11%	24%	9%
Currency Effects (1)	(1)%	—%	—%	—%
Acquisitions	(1)%	—%	—%	(1)%
Core Sales Growth	5%	11%	24%	8%
For the first nine months of 2026, reported net sales of $1.09 billion increased 12% compared to $968.3 million reported in the first nine months of the prior year. Changes in currency rates and acquisitions positively impacted net sales by 4% and 4%, respectively, in the first nine months of 2026. Therefore, core sales increased 4% during the first nine months of 2026 compared to the same period in the prior year. Overall, improving product sales and the pass through of higher material costs more than compensated for lower tooling sales. Core sales of our products to the F&F market increased 3% during the first nine months of 2026 due to strong demand for our prestige fragrance and color cosmetics technologies. Personal care core sales improved 6% over the prior year on higher sales of our hair care and personal cleansing products. Core sales of our home care market products, which makes up a smaller percentage of our total sales, remained flat as lower demand from our customers selling hair care applications were offset by improving sales of our industrial products.

Nine Months Ended September 30, 2026 Net Sales Change over Prior Year	F&F (2)	Personal Care	Home Care	Total
Reported Net Sales Growth	16%	10%	8%	12%
Currency Effects (1)	(5)%	(4)%	(2)%	(4)%
Acquisitions	(8)%	—%	(6)%	(4)%
Core Sales Growth	3%	6%	—%	4%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)F&F includes fragrance, facial skincare and color cosmetics.
Adjusted EBITDA in the third quarter of 2026 increased 2% to $40.7 million compared to $39.7 million in the same period in the prior year primarily due to the higher product volumes which was able to compensate for higher professional fees and an increased allowance for credit losses. Adjusted EBITDA margin declined from 12.1% in the third quarter of 2025 to 11.4% during the third quarter of 2026 including unfavorable mix and ongoing challenges in our North American operations.

Adjusted EBITDA in the first nine months of 2026 also increased 2% to $125.9 million compared to $124.0 million reported in the same period in the prior year. This increase was mainly driven by improving fragrance and color cosmetic sales mentioned above along with a favorable currency impact. Adjusted EBITDA margin declined from 12.8% in the first nine months of 2025 to 11.6% during the first nine months of 2026 mainly due to the aforementioned unfavorable product mix and ongoing challenges in North American operations.
CLOSURES SEGMENT
Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and other markets form our Closures segment. Our food protection business and elastomeric flow-control technology business continue to report through the Closures segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Sales	$207,777	$187,953	$589,337	$548,655
Adjusted EBITDA (1)	32,177	30,337	85,683	89,480
Adjusted EBITDA margin (1)	15.5%	16.1%	14.5%	16.3%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities, gains and losses from remeasurement of equity method investment, Russia deconsolidation impact and other special items. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
Reported sales for the quarter ended September 30, 2026 increased approximately 11% to $207.8 million compared to $188.0 million in the third quarter of the prior year. Changes in currency rates positively impacted net sales by 1%, while the Russian deconsolidation negatively impacted net sales by 1%. Therefore, core sales for the third quarter of 2026 increased approximately 11% from the same quarter of the prior year. During 2025, liquid coffee creamer product sales were reclassified from our food market to the beverage market to better align with how those products are currently managed. All prior period amounts have been revised to conform to the current year presentation. The growth in core sales is mainly due to higher product and tooling sales, along with the pass through of higher input costs. Sales to the food market increased 9% on higher sauces and condiment and salad dressing application sales. The 19% increase in beverage market sales was mainly due to higher sales of our closures for concentrates and bottled water products. Personal care sales increased 2% during the third quarter of 2026 mainly due to higher hair care application sales, while other sales increased 8% on strong sales of our laundry and dish care applications.

Third Quarter 2026 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	9%	20%	2%	7%	11%
Currency Effects (1)	(1)%	(1)%	(1)%	—%	(1)%
Acquisitions / Deconsolidation	1%	—%	1%	1%	1%
Core Sales Growth	9%	19%	2%	8%	11%
Net sales for the first nine months of 2026 increased approximately 7% to $589.3 million compared to $548.7 million in the first nine months of 2025. Changes in currency rates positively impacted net sales by 3% while the Russian deconsolidation negatively impacted net sales by 1%. Therefore, core sales increased 5% in the first nine months of 2026 compared to the same period in the prior year on strong product sales and the pass through of higher input costs. Core sales to our food customers increased 2% as higher sales of our products to the sauce and condiment markets more than compensated for lower tooling sales. Core sales to our beverage customers increased 15% during the first nine months of 2026 on strong bottled water, concentrates and liquid coffee creamer application sales. Personal care core sales declined 5% on lower sales of our body and skin care solutions while the other markets improved by 11% on stronger sales of our laundry and dish care products.

Nine Months Ended September 30, 2026 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	4%	19%	(2)%	13%	7%
Currency Effects (1)	(2)%	(4)%	(3)%	(3)%	(3)%
Acquisitions / Deconsolidation	—%	—%	—%	1%	1%
Core Sales Growth	2%	15%	(5)%	11%	5%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and other markets.
Adjusted EBITDA in the third quarter of 2026 increased 6% to $32.2 million compared to $30.3 million reported in the same period of the prior year primarily due to higher sales volumes as discussed above. Our Adjusted EBITDA margin declined from 16.1% in the third quarter of 2025 to 15.5% during the third quarter of 2026 as higher input costs are mostly passed through to customers with no margin.
Adjusted EBITDA in the first nine months of 2026 decreased 4% to $85.7 million compared to $89.5 million reported in the same period of the prior year. The positive impact of higher product sales was offset by operational issues in the first half of 2026 along with a $0.9 million write-off of an equity investment. This, along with the dilutive impact of passing through higher input costs, led to our Adjusted EBITDA margin declining from 16.3% in the first nine months of 2025 to 14.5% during the first nine months of 2026.
CORPORATE & OTHER
In addition to our three reporting segments, we assign certain costs to “Corporate & Other” which is presented separately in Note 16 – Segment Information of the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities, Russia deconsolidation impact and other special items) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments.
For the quarter ended September 30, 2026, Corporate & Other costs increased to $20.8 million from $13.3 million in the third quarter of 2025. Higher professional fees along with the $2.9 million write-off of an equity investment, as discussed in Note 17 - Investment in Equity Securities, led to the current quarter increase compared to the prior-year period.
For the first nine months of 2026, Corporate & Other costs increased to $58.2 million compared to $54.1 million reported in the same period of the prior year. This increase is mainly due to higher professional fees and the $2.9 million equity investment write-off mentioned above.
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
In our Management’s Discussion and Analysis, we exclude the impact of foreign currency translation when presenting net sales and other information, which we define as “constant currency.” Core sales, which excludes the impact of acquisitions and foreign currency translation is a non-U.S. GAAP financial measure. Core sales growth is calculated as current-period core sales less prior period core sales divided by prior period core sales multiplied by a hundred. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current period foreign currency exchange rates. As a result, management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions and deconsolidation when comparing results to prior periods. Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures. We believe it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.

We present earnings before net interest and taxes (“EBIT”), earnings before net interest, taxes, depreciation and amortization (“EBITDA”) and adjusted earnings per share. We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”), adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and adjusted earnings per share, all of which exclude restructuring initiatives, acquisition-related costs, purchase accounting adjustments related to acquisitions and investments, net unrealized investment gains and losses related to observable market price changes on equity securities, Russia deconsolidation impact and other special items. For the three and nine months ended September 30, 2026, "Other special items" include costs incurred related to non-ordinary-course litigation regarding matters under "Legal Proceedings" within Note 12 - Commitments and Contingencies as these costs do not reflect our core operating performance. For the three and nine months ended September 30, 2026, the Russia deconsolidation impact consists of the loss on deconsolidation of our Russian subsidiary and the related charges described in Note 20 – Deconsolidation. We exclude these charges because they resulted from a governmental action rather than from the operations of our businesses and therefore do not reflect the underlying performance of our remaining operations. Our Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates and changes in the fair value of equity investments, or reliably predicted because they are not part of our routine activities, such as restructuring initiatives, acquisition-related costs and other special items.
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

	Three Months Ended
	September 30, 2026

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$1,019,119	$453,970	$357,372	$207,777	$—	$—

Reported net income	$32,822
Reported income taxes	27,511
Reported income before income taxes	60,333	122,589	5,363	(22,985)	(30,774)	(13,860)
Adjustments:
Restructuring initiatives	2,208	406	1,827	(25)	—
Net investment loss	1,011				1,011
Russia deconsolidation impact (1)	61,161	3,137	9,555	40,626	7,843
Other special items	3,095	3,095	—	—	—
Adjusted earnings before income taxes	127,808	129,227	16,745	17,616	(21,920)	(13,860)
Interest expense	15,790					15,790
Interest income	(1,930)					(1,930)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	141,668	129,227	16,745	17,616	(21,920)	—
Depreciation and amortization	75,544	35,911	23,965	14,561	1,107
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$217,212	$165,138	$40,710	$32,177	$(20,813)	$—

Reported net income margin (Reported net income / Reported Net Sales)	3.2%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.3%	36.4%	11.4%	15.5%

	Three Months Ended
	September 30, 2025

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$961,131	$445,410	$327,768	$187,953	$—	$—

Reported net income	$127,832
Reported income taxes	26,295
Reported income before income taxes	154,127	124,759	40,073	14,714	(14,287)	(11,132)
Adjustments:
Restructuring initiatives	2,168	919	550	702	(3)
Net investment loss	161				161
Gain from remeasurement of equity method investment	(26,518)	—	(26,518)	—	—
Transaction costs related to acquisitions	748	584	164	—	—
Purchase accounting adjustments related to acquisitions and investments	1,148	—	1,148	—	—
Other special items	4,400	4,400	—	—	—
Adjusted earnings before income taxes	136,234	130,662	15,417	15,416	(14,129)	(11,132)
Interest expense	13,532					13,532
Interest income	(2,400)					(2,400)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	147,366	130,662	15,417	15,416	(14,129)	—
Depreciation and amortization	75,234	35,107	24,332	14,921	874
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$222,600	$165,769	$39,749	$30,337	$(13,255)	$—

Reported net income margin (Reported net income / Reported Net Sales)	13.3%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	23.2%	37.2%	12.1%	16.1%

	Nine Months Ended
	September 30, 2026

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$3,028,495	$1,350,697	$1,088,461	$589,337	$—	$—

Reported net income	$193,599
Reported income taxes	75,552
Reported income before income taxes	269,151	339,843	38,396	1,434	(70,148)	(40,374)
Adjustments:
Restructuring initiatives	4,713	345	4,545	311	(488)
Net investment loss	1,160				1,160
Realized gain on investments included in net investment loss above	88				88
Russia deconsolidation impact (1)	61,161	3,137	9,555	40,626	7,843
Transaction costs related to acquisitions	83	83	—	—	—
Purchase accounting adjustments related to acquisitions and investments	145	145	—	—	—
Other special items	10,899	10,899	—	—	—
Adjusted earnings before income taxes	347,400	354,452	52,496	42,371	(61,545)	(40,374)
Interest expense	48,733					48,733
Interest income	(8,359)					(8,359)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	387,774	354,452	52,496	42,371	(61,545)	—
Depreciation and amortization	230,910	110,814	73,438	43,312	3,346
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$618,684	$465,266	$125,934	$85,683	$(58,199)	$—

Reported net income margin (Reported net income / Reported Net Sales)	6.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.4%	34.4%	11.6%	14.5%

	Nine Months Ended
	September 30, 2025

	Consolidated	Pharma	Beauty	Closures	Corporate & Other	Net Interest
Net Sales	$2,814,445	$1,297,466	$968,324	$548,655	$—	$—

Reported net income	$318,227
Reported income taxes	81,629
Reported income before income taxes	399,856	358,465	81,382	44,593	(55,945)	(28,639)
Adjustments:
Restructuring initiatives	5,789	1,177	1,571	2,944	97
Net investment (gain)	(845)				(845)
Gain from remeasurement of equity method investment	(26,518)	—	(26,518)	—	—
Transaction costs related to acquisitions	1,092	584	508	—	—
Purchase accounting adjustments related to acquisitions and investments	1,148		1,148	—	—
Other special items	4,400	4,400	—	—	—
Adjusted earnings before income taxes	384,922	364,626	58,091	47,537	(56,693)	(28,639)
Interest expense	35,733					35,733
Interest income	(7,094)					(7,094)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	413,561	364,626	58,091	47,537	(56,693)	—
Depreciation and amortization	210,785	100,424	65,869	41,943	2,549
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$624,346	$465,050	$123,960	$89,480	$(54,144)	$—

Reported net income margin (Reported net income / Reported Net Sales)	11.3%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	22.2%	35.8%	12.8%	16.3%
______________________________________________________________
(1)Russia deconsolidation impact represents $58.0 million loss on Russia deconsolidation on the Condensed Consolidated Statements of Income, $2.6 million for CECL reserves placed on uncollectible accounts, and $0.5 million for legal fees recorded in selling, research & development and administrative on the Condensed Consolidated Statements of Income.

Reconciliation of Adjusted Earnings Per Diluted Share	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Income before Income Taxes	$60,333	$154,127	$269,151	$399,856

Adjustments:
Restructuring initiatives	2,208	2,168	4,713	5,789
Net investment (gain) loss	1,011	161	1,160	(845)
Realized gain on investments included in net investment (gain) loss above	—	—	88	—
Russia deconsolidation impact	61,161	—	61,161	—
Gain from remeasurement of equity method investment	—	(26,518)	—	(26,518)
Transaction costs related to acquisitions	—	748	83	1,092
Purchase accounting adjustments related to acquisitions and investments	—	1,148	145	1,148
Other special items	3,095	4,400	10,899	4,400
Foreign currency effects (1)		(371)		9,866
Adjusted Earnings before Income Taxes	$127,808	$135,863	$347,400	$394,788

Provision for Income Taxes	$27,511	$26,295	$75,552	$81,629

Adjustments:
Restructuring initiatives	557	561	1,240	1,488
Net investment (gain) loss	247	39	284	(207)
Realized gain on investments included in net investment (gain) loss above	—	—	22	—
Russia deconsolidation impact	785	—	785	—
Gain from remeasurement of equity method investment	—	—	—	—
Transaction costs related to acquisitions	—	182	20	268
Purchase accounting adjustments related to acquisitions and investments	—	172	49	172
Other special items	788	1,078	2,815	1,078
Foreign currency effects (1)		(63)		2,014
Adjusted Provision for Income Taxes	$29,888	$28,264	$80,767	$86,442

Net (Income) Loss Attributable to Noncontrolling Interests	$(226)	$(47)	$(382)	$76
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests	$6	$142	$(368)	$142

Reconciliation of Adjusted Earnings Per Diluted Share	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Income Attributable to AptarGroup, Inc.	$32,602	$127,927	$192,849	$318,445

Adjustments:
Restructuring initiatives	1,651	1,607	3,473	4,301
Net investment (gain) loss	764	122	876	(638)
Realized gain on investments included in net investment (gain) loss above	—	—	66	—
Russia deconsolidation impact	60,376	—	60,376	—
Gain from remeasurement of equity method investment	—	(26,518)	—	(26,518)
Transaction costs related to acquisitions	—	566	63	824
Purchase accounting adjustments related to acquisitions and investments	—	976	96	976
Other special items	2,307	3,322	8,084	3,322
Foreign currency effects (1)		(308)		7,852
Adjusted Net Income Attributable to AptarGroup, Inc.	$97,700	$107,694	$265,883	$308,564

Average Number of Diluted Shares Outstanding	64,147	66,630	64,373	67,043

Net Income Attributable to AptarGroup, Inc. Per Diluted Share	$0.51	$1.92	$3.00	$4.75

Adjustments:
Restructuring initiatives	0.02	0.02	0.05	0.06
Net investment (gain) loss	0.01	—	0.01	(0.01)
Realized gain on investments included in net investment (gain) loss above	—	—	—	—
Russia deconsolidation impact	0.94	—	0.94	—
Gain from remeasurement of equity method investment	—	(0.40)	—	(0.40)
Transaction costs related to acquisitions	—	0.01	—	0.01
Purchase accounting adjustments related to acquisitions and investments	—	0.02	—	0.02
Other special items	0.04	0.05	0.13	0.05
Foreign currency effects (1)	—	—		0.12
Adjusted Net Income Attributable to AptarGroup, Inc. Per Diluted Share	$1.52	$1.62	$4.13	$4.60
______________________________________________________________
(1)Foreign currency effects are approximations of the adjustment necessary to state the prior year earnings and earnings per share using current period foreign currency exchange rates.

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2026	2025

Revolving credit facility and overdrafts	$229,440	$183,947
Current maturities of long-term obligations, net of unamortized debt issuance costs	121,241	159,584
Long-Term Obligations, net of unamortized debt issuance costs	1,024,735	1,139,433
Total Debt	1,375,416	1,482,964
Less:
Cash and equivalents	204,176	402,424
Short-term investments	8,121	7,109
Net Debt	$1,163,119	$1,073,431

Total Stockholders' Equity	$2,633,135	$2,685,981
Net Debt	1,163,119	1,073,431
Net Capital	$3,796,254	$3,759,412

Net Debt to Net Capital	30.6%	28.6%

Free Cash Flow Reconciliation
Nine Months Ended September 30,	2026	2025

Net Cash Provided by Operations	$389,778	$386,306
Capital Expenditures	(191,965)	(183,600)
Proceeds from Government Grants	—	3,308
Free Cash Flow	$197,813	$206,014
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
During the nine months ended September 30, 2026, the U.S. dollar was weaker compared to most European currencies, most Latin American currencies, Chinese yuan and the Thai baht. This resulted in an additive impact on our translated results during the first nine months of 2026 when compared to the first nine months of 2025.
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

Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of September 30, 2026, our estimated stock-based compensation expense on a pre-tax basis for the year 2026 compared to 2025 is as follows:

	2026	2025
First Quarter	$16,764	$19,193
Second Quarter	7,308	8,813
Third Quarter	8,971	8,766
Fourth Quarter (estimated for 2026)	9,393	7,169
	$42,436	$43,941
LIQUIDITY AND CAPITAL RESOURCES
Given our current level of leverage and our ability to generate cash flow from operations, we believe we are in a strong financial position to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment, capacity expansions and working capital for the continued growth of our business to achieve our strategic objectives, as well as paying quarterly dividends to stockholders. Due to uncertain macroeconomic conditions, including interest rate volatility and inflation, if there was a prolonged decrease in customer demand that would adversely impact our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels and discretionary share repurchases, as well as reevaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash decreased to $206.6 million at September 30, 2026 from $404.8 million at December 31, 2025 primarily reflecting cash used for capital expenditures, share repurchases, dividends, debt repayment, and cash balance of our deconsolidated subsidiary, partially offset by cash generated from operations. Total short- and long-term interest-bearing debt decreased to $1.38 billion at September 30, 2026 from $1.48 billion at December 31, 2025 primarily due to the repayment of the $125.0 million 3.60% Senior Notes that matured in February 2026. The ratio of our Net Debt (interest-bearing debt less cash and cash equivalents and short-term investments) to Net Capital (stockholders’ equity plus Net Debt) increased to 30.6% at September 30, 2026 from 28.6% at December 31, 2025, primarily due to the decrease in cash and cash equivalents, partially offset by lower interest-bearing debt. See the reconciliation under “Non-U.S. GAAP Measures.”
Net cash provided by operations was approximately $389.8 million during the first nine months of 2026 compared to $386.3 million during the same period in 2025. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. During the first nine months of 2026, operating cash flow was impacted by increased working capital requirements, primarily reflecting higher accounts and other receivables and inventories, partially offset by an increase in accounts payable, accrued and other liabilities. Accounts and other receivables increased $101.7 million, primarily reflecting higher sales and timing of customer collections, while inventories increased $56.7 million, primarily due to strategic inventory builds and timing of purchases. These uses of cash were partially offset by a $60.1 million increase in accounts payable, accrued and other liabilities, primarily reflecting timing of supplier payments, and higher purchasing activity.
Net cash used in investing activities was $222.6 million during the first nine months of 2026 compared to $215.1 million during the same period in 2025. Capital expenditures were $192.0 million during the first nine months of 2026 and represented the primary use of cash for investing activities. Additionally $30.0 million of cash was abandoned as part of the Russia deconsolidation. See Note 20 - Deconsolidation to our Condensed Consolidated Financial Statements for further details.
Net cash used for financing activities was $357.5 million during the first nine months of 2026 compared to $154.2 million in cash used by financing activities during the same period in 2025. The increase primarily reflected $94.6 million of lower revolving credit facility borrowings and repayment of the $125.0 million 3.60% Senior Notes that matured in February 2026. During the first nine months of 2026, we also paid $92.1 million in dividends and received $22.4 million from stock option exercises.
As part of our liquidity management strategy, we maintain several sources of committed and uncommitted financing that may be used to meet working capital requirements, fund investments, and provide financial flexibility. These arrangements include the following:
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short-term financing of up to $30.0 million that is available in the U.S. No balance was outstanding under this arrangement as of September 30, 2026.

We have a revolving credit facility (the “revolving credit facility”) with a syndicate of banks which provides us with unsecured financing of up to $600.0 million, which may be increased by up to $300.0 million subject to certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and can be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances. As of September 30, 2026, we had utilized $50.0 million and €130.0 million ($147.2 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2025, €130.0 million ($152.6 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027. As of September 30, 2026, $116.2 million was outstanding under the Term Loan.
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2026
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.49 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.02 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the amended revolving credit facility agreement.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.6 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On October 29, 2026, the Board of Directors declared a quarterly cash dividend of $0.50 per share payable on December 3, 2026 to stockholders of record as of November 12, 2026.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued ASUs to the FASB’s Accounting Standards Codification that have future effective dates. There were no standards adopted during the nine months ended September 30, 2026, see Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

OUTLOOK
We expect adjusted earnings per share for the fourth quarter of 2026 to be in the range of $1.39 to $1.47. This guidance assumes an effective tax rate range of 17.5% to 19.5%. The earnings per share guidance range is assuming a 1.12 euro to USD exchange rate. Our total 2026 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $260 million to $280 million.
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
•geopolitical conflicts worldwide and the resulting indirect impact on demand from our customers selling their products into these countries, and certain supply chain disruptions, as well as governmental actions affecting our foreign operations and assets, including the loss of control over, and our ability to recover value from, our Russian operations;
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
•significant tariffs and other restrictions on foreign imports imposed by the U.S. and related countermeasures taken by impacted foreign countries;
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
•changes in capital availability or cost, including interest rate volatility;
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
The table below provides information as of September 30, 2026 about our forward currency exchange contracts. The tabular presentation includes both the near and far legs of these contracts in accordance with the Company's market risk disclosure methodology. The majority of the contracts expire before the end of the fourth quarter of 2026.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

USD / MXN	$35,000	17.5994	35,000 - 38,500
EUR / USD	22,810	1.1533	22,810 - 40,608
CZK / EUR	14,859	0.0412	3,393 - 14,859
EUR / BRL	9,592	6.0556	9,592 - 9,879
CHF / EUR	5,840	1.0768	3,777 - 5,840
USD / EUR	5,389	0.8703	5,389 - 9,117
EUR / CNY	4,536	7.7793	0 - 4,536
EUR / MXN	4,536	20.5931	2,883 - 4,536
EUR / THB	2,531	38.4550	2,531 - 2,564
GBP / EUR	1,499	1.1637	650 - 1,554
EUR / CHF	438	0.9345	27 - 1,385
USD / CZK	406	21.0811	0 - 406
GBP / USD	191	1.3506	191 - 428
CZK / USD	154	0.0481	120 - 390
USD / INR	150	97.5855	150 - 526
USD / CHF	82	0.8115	82 - 543
EUR / GBP	54	0.8541	54 - 657
USD / GBP	53	0.7455	53 - 278
Total	$108,120
As of September 30, 2026, we have recorded the fair value of foreign currency forward exchange contracts of $1.4 million in prepaid and other and $0.9 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
The Company enters into cross-currency swap contracts to hedge its net investment in euro-denominated assets against future volatility in the exchange rate between the U.S. dollar and the euro. These instruments are designated as net investment hedges and we elected the spot method. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross-currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. Our derivative contracts expire at various dates through September 2029. As of September 30, 2026, the fair value of the cross currency swap contracts was a $21.3 million liability.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended September 30, 2026, the Plan purchased 6,903 shares of our common stock on behalf of the participants at an average price of $125.90, for an aggregate amount of $869 thousand, and sold 11,329 shares of our common stock on behalf of the participants at an average price of $130.77, for an aggregate amount of $1.5 million. At September 30, 2026, the Plan owned 119,969 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On February 3, 2026, a new share repurchase authorization of up to $600.0 million of common stock was authorized. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2026, we repurchased approximately 234 thousand shares for $30.0 million and 1.3 million shares for $180.0 million, respectively.
The following table summarizes our purchases of our securities for the quarter ended September 30, 2026:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

7/1/26 - 7/31/26	—	$—	—	$450.0
8/1/26 - 8/31/26	113,388	132.29	113,388	435.0
9/1/26 - 9/30/26	120,945	124.02	120,945	420.0
Total	234,333	$128.02	234,333	$420.0

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.1* **	Amendment Number Two to AptarGroup, Inc. Supplemental Retirement Plan.

Exhibit 10.2* **	Amended and Restated AptarGroup, Inc. Deferred Compensation Plan.

Exhibit 31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2026, filed with the SEC on October 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Balance Sheets – September 30, 2026 and December 31, 2025, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Nine Months Ended September 30, 2026 and 2025, (vi) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2026 and 2025 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 30, 2026